Form 10-Q
period 2000-03-31
CHIPPAC INC
filed 2000-06-16
CIK 1093779

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-    ACT OF 1934
     For the period ended March 31, 2000 OR


__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                           Commission file number 333-91641

                                 CHIPPAC, INC.
            (Exact name of Registrant as specified in its charter)

              California                             77-0463-48
    State or other jurisdiction of      I.R.S. Employer Identification Number
     incorporation or organization

            3151 Coronado Drive
          Santa Clara, California                       95054
   Address of principal executive offices             Zip Code


                                (408) 486-5900
              Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes            No         X
                              _________      -------------


Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

               Class                       Outstanding as of June 12, 2000
----------------------------------------------------------------------------
Class A Common stock, $.01 par value                 97,256,500
Class B Common stock, $.01 par value                          0
Class L Common stock, $.01 par value                 10,523,500

                                  ChipPAC INC

Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Unaudited Condensed Consolidated Balance Sheets............      3
               Unaudited Condensed Consolidated Statements of Operations..      4
               Unaudited Condensed Consolidated Statements of Cash Flows..      5
               Notes to Unaudited Condensed Consolidated Financial
               Statements.................................................      6

     Item 2. Management's Discussion and Analysis of Financial Condition..     15
     Item 3. Quantitative and Qualitative Disclosure About Market Risk....     16


Part II -- OTHER INFORMATION

         Item 1. Legal Proceedings........................................     17
         Item 2. Changes in Securities and Use of Proceeds................     17
         Item 3. Defaults Upon Senior Securities..........................     17
         Item 4. Submission of Matters to a Vote of Security Holders......     17
         Item 5. Other Information........................................     17
         Item 6. Exhibits and Reports on Form 8-K.........................     18
         Signatures.......................................................     22

                                 ChipPAC, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                         December 31, March 31,
                                                             1999       2000
                                                         ------------ ---------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................   $  32,117   $  19,538
  Accounts receivable, less allowance for doubtful
   accounts of $1,203 and $1,196.......................      30,003      35,535
  Receivable from shareholder..........................      11,662         --
  Inventories..........................................      17,497      14,941
  Deferred taxes.......................................         775         716
  Prepaid expenses and other current assets............       2,386       7,799
                                                          ---------   ---------
    Total current assets...............................      94,440      78,529
Property and equipment, net............................     226,931     229,430
Other assets...........................................      22,058      20,995
                                                          ---------   ---------
    Total assets.......................................   $ 343,429   $ 328,954
                                                          =========   =========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                         EQUITY
-------------------------------------------------------
Current liabilities:
  Bank borrowings......................................   $     --    $   7,500
  Accounts payable.....................................      52,208      35,723
  Accrued expenses and other liabilities...............      27,208      18,727
  Current portions of long-term debt...................       4,800       7,300
                                                          ---------   ---------
    Total current liabilities..........................      84,216      69,250
                                                          ---------   ---------
Long-term debt, less current portion...................     295,200     292,700
Other long-term liabilities............................       3,929       4,512
                                                          ---------   ---------
    Total liabilities..................................     383,345     366,462
                                                          ---------   ---------

Commitments and contingencies

Mandatorily redeemable preferred stock.................      82,970      85,685
Shareholders' and divisional equity:
  Common stock--class A................................         963         974
  Common stock--class B................................         --          --
  Common stock--class L................................         104         104
  Warrants--common stock A.............................       1,250       1,250
  Additional paid in capital--common stock.............      85,750      86,336
  Divisional equity, net of capital redemption.........    (167,714)   (167,714)
  Receivable from shareholders.........................      (1,128)     (1,478)
  Accumulated deficit..................................     (51,280)    (51,834)
  Accumulated other comprehensive income...............       9,169       9,169
                                                          ---------   ---------
    Total shareholders' and divisional equity..........    (122,886)   (123,193)
                                                          ---------   ---------
    Total liabilities, mandatorily redeemable preferred
     stock and equity..................................   $ 343,429   $ 328,954
                                                          =========   =========

 The accompanying notes form an integral part of these condensed consolidated financial statements.

                                 ChipPAC, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
Revenue..................................................... $85,548  $97,469
Cost of revenue.............................................  72,131   77,044
                                                             -------  -------
Gross profit................................................  13,417   20,425
Operating expenses:
  Selling, general and administrative.......................   4,511    7,099
  Research and development..................................   3,003    2,631
                                                             -------  -------
    Total operating expenses................................   7,514    9,730
                                                             -------  -------
Operating income............................................   5,903   10,695
Non-operating income (expenses):
  Interest income...........................................     950      238
  Interest expense..........................................  (3,007)  (8,764)
  Foreign currency gains (losses)...........................     946      399
  Other income (expenses), net..............................     127      134
                                                             -------  -------
    Non-operating income (expenses).........................    (984)  (7,993)
                                                             -------  -------
Income before income taxes..................................   4,919    2,702
Provision for income taxes..................................   3,115      542
                                                             -------  -------
Net income.................................................. $ 1,804  $ 2,160
                                                             =======  =======
Accretion of dividends on mandatorily redeemable preferred
 stock......................................................     --    (2,559)
Accretion of recorded value of the Intel warrant............     --      (156)
                                                             -------  -------
    Net income (loss) available to common shareholders...... $ 1,804  $  (555)
                                                             =======  =======
Comprehensive income:
  Net income (loss).........................................   1,804    2,160
  Currency translation loss.................................  (3,526)     --
                                                             -------  -------
    Comprehensive income (loss)............................. $(1,722) $ 2,160
                                                             =======  =======

  The accompanying notes form an integral part of these condensed consolidated financial statements.

                                 ChipPAC, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           1999       2000
                                                         ---------  ---------
Cash flows from operating activities:
Net income (loss)....................................... $   1,804  $   2,160
Adjustments to reconcile net income (loss) to net cash
 provided by (use in) operating activities:
  Depreciation and amortization.........................    13,465      8,891
  Provision for inventory and accounts receivable.......      (517)      (151)
  Non-operating early debt extinguishments loss.........       --         --
  Foreign currency (gains) losses.......................      (946)      (399)
  (Gain) loss on sale of equipment......................       (98)      (132)
  Change in assets and liabilities:
    Accounts receivable.................................    12,451      6,461
    Inventories.........................................    (3,283)     2,347
    Prepaid expenses and other assets...................     1,204     (4,338)
    Advances (to) from affiliates.......................    (4,224)       --
    Accounts payable....................................   (23,095)   (16,989)
    Accrued expenses and other current liabilities......     2,617     (8,652)
    Other long-term liabilities.........................     1,486      1,020
                                                         ---------  ---------
      Net cash provided by (used in) operating
       activities.......................................       864     (9,782)
                                                         ---------  ---------
Cash flows used in investing activities:
Acquisition of property and equipment...................    (4,343)   (11,042)
Proceeds from sale of equipment.........................       119        154
                                                         ---------  ---------
      Net cash used in investing activities.............    (4,224)   (10,888)
                                                         ---------  ---------
Cash flows provided by financing activities:
Advances (to) from affiliates...........................       186       (350)
Proceeds from short-term loans..........................       693     13,500
Repayment of short-term loans...........................    (4,653)    (6,000)
Repayments of long-term debt and capital leases ........    (5,043)       --
Dividend paid...........................................    (9,435)       --
Proceeds from stock issuance............................       --         599
Contributions to (withdrawals from) paid in capital.....    20,989        --
                                                         ---------  ---------
      Net cash provided by (used in) financing
       activities.......................................     2,737      7,749
                                                         ---------  ---------
Effect on cash from changes in exchange rates...........    (1,379)       342
Net increases (decrease) in cash........................   (2,002)    (12,579)
Cash and cash equivalents at beginning of period........    68,767     32,117
                                                         ---------  ---------
Cash and cash equivalents at end of period.............. $  66,865  $  19,538
                                                         =========  =========

  The accompanying notes form an integral part of these condensed consolidated financial statements.

                                 ChipPAC, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended April 2, 2000
                                  (Unaudited)

Note 1: Interim Statements

   In the opinion of management of ChipPAC, Inc. ("ChipPAC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. ChipPAC believes that the disclosures are adequate to make the information not misleading. However, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 1999 included in ChipPAC's 1999 Registration on Form S-4 (Registration No. 333-91641) as declared effective by the Securities and Exchange Commission on April 28, 2000.

   The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year which ends on December 31, 2000.

 Basis of Presentation

   Prior to August 5, 1999 the Company represented the combination of three business units of Hyundai Electronics Industries Co., Ltd. ("HEI") which operated collectively as HEI's worldwide packaging and testing operations. These three business units historically consisted of the Assembly and Test Division of HEI, Hyundai ELectronics Co. (Shanghai) Ltd. ("HECS"), and the Assembly and Test Division of Hyundai Electronics America ("HEA"), a majority owned subsidiary of HEI. Sales and marketing services were primarily performed by the Assembly and Test Division of HEA, and packaging and testing services were performed by HECS and the Assembly and Test Division of HEI.

   On August 5, 1999, affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital Ltd., which we refer to collectively as the "Equity Investors," and management acquired a controlling interest in the Company from Hyundai Electronics and Hyundai Electronics America, the prior stockholders, through a series of transactions, including a merger into ChipPAC, Inc. of a special purpose corporation organized by the Equity Investors. The merger was structured to be accounted for as a recapitalization. Specifically:

  . the Equity Investors and other parties, including members of our management, invested $92.0 million to acquire common stock of ChipPAC, Inc. which represented approximately 90.2% of its common stock outstanding immediately following the recapitalization;

  . the prior stockholders of ChipPAC, Inc. retained a portion of their common stock in ChipPAC, Inc. equal to $10.0 million, or approximately 9.8% of ChipPAC, Inc.'s common stock outstanding immediately following the recapitalization; and

  . the prior stockholders received as consideration for the remainder of their common stock (i) an aggregate of $384.0 million in cash and (ii) mandatorily redeemable convertible preferred stock payable for up to an aggregate of $70.0 million. Net payment to Hyundai of $384 million, included capital redemption of $311 million and debt retirement of $133 million, offset by Hyundai investment of $40 million in mandatorily redeemable preferred stock, and a capital contribution of $20 million.

   The financial statements for the period subsequent to the recapitalization and as at December 31, 1999 and March 31, 2000 have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances have been eliminated on consolidation.

   For the comparative disclosures for the three months ended March 31, 1999, the Company represents the combination of four corporations then owned by Hyundai Electronics Industries Co., Ltd (HEI) and Hyundai Electronics America
(HEA). These four corporations are ChipPAC, Inc. (CPI), ChipPAC Korea Co., Ltd
(CPK),

                                 ChipPAC, Inc.

ChipPAC Assembly and Test Co. Ltd. (CATS) and Hyundai Electronics Co. (Shanghai) Ltd., (HECS). Accordingly the financial statements for the comparative period is prepared on a combined basis. These comparative financial statements are prepared on a combined basis include the accounts of CPI, CPK, HECS and CATS, or the divisional accounts of the predecessor Assembly and Test Divisions for periods prior to the business transfers referred to above, and reflect the combined financial position, results of operations, and cash flows of these entities. All inter-company or inter-divisional transactions have been eliminated in the combination.

 Foreign Currency Translation

   Upon completion of the recapitalization on August 5, 1999, management decided to change the functional currency of its foreign operations to the US Dollar effective October 1999. Previously, the Company's functional currencies of its foreign operations were the respective local currencies and the net of the effect of the translation of the accounts of the foreign operation was included in equity as a cumulative translation adjustment.

Note 2: Property, Plant and Equipment

   Effective January 1, 2000 we re-evaluated the estimated useful lives of our property, plant and equipment. Based on an independent appraisal to evaluate the useful lives of such equipment and our internal assessment, we changed the estimated useful lives of assembly and test product equipment, and furniture and fixtures from five years to eight years. Previously, such equipment was depreciated on a straight line basis over and an estimated useful life of five years.

   The net book values of assembly and test product equipment and furniture and fixtures already in use are now being depreciated over the remaining useful life, based on eight years from the date such assets were originally placed in service. This change resulted in depreciation expense in the quarter ended March 31, 2000 being $6.7 million lower than would have been recorded using five year lives.

Note 3: Inventories

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
                                                              (In thousands)
   Raw materials.........................................  $10,422    $12,274
   Work-in-process.......................................    3,068      3,003
   Finished goods........................................    1,451      2,220
                                                           -------    -------
     Total...............................................  $14,941    $17,497
                                                           =======    =======

Note 4: Comprehensive Income

   In fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income refers to the change in the equity of a company during a period from transactions except those resulting from investments by owners and distributions to owners. ChipPAC adopted this statement as of the first quarter of 1998. Accumulated other comprehensive income at December 31, 1999 and March 31, 2000 comprised cumulative gains and losses prior to the change of functional currency to the U.S. dollar for the overseas operations on October 1, 1999.

                                 ChipPAC, Inc.

Note 5: Segment Reporting

   The Company is engaged in one industry segment, the packaging and testing of integrated circuits.

Note 6: Subsequent Event

   On May 5, 2000, ChipPAC, Inc. (CPI) entered into a non-binding letter of intent with Intersil with respect to the acquisition by CPI of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $70.0 million in cash and preferred stock. CPI expects to enter into a five-year supply agreement with Intersil to provide assembly and test services on an exclusive basis. For its fiscal year ended July 2, 1999, the Malaysian business had revenues of $110.5 million. Although there can be no assurances that the acquisition of the Malaysian business will be consummated, CPI does expect that the proposed transaction will be completed by June 30, 2000.

Note 7: Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

   In connection with the recapitalization, ChipPAC International Company Limited (CP Int'l) issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. (CPI) and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited (CPK), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the "Guarantor Subsidiaries"). All guarantor subsidiaries are wholly-owned direct or indirect subsidiaries of ChipPAC, Inc. Hyundai Electronics Co. (Shanghai) Ltd. (HECS) and ChipPAC Assembly & Test Co. Ltd. (CATS) (collectively the Chinese entities), will not provide guarantees (the "Non-Guarantor Subsidiaries"). The following is consolidated and combining financial information for CP Int'l CPI, and CPK, HECS, CATS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries. ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management Hungary Limited Liability Company were formed by Hyundai in 1999 and have no historical operating results or balances for the four years ended December 31, 1998. As a result, it is not possible to include these entities in the supplemental financial statements for these periods. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented herein because management has determined that they are not material to investors. Financial information for ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management has not been presented as these entities have no historical financial results and future transactions will primarily consist of inter-company transactions. The following HECS financial statements in the condensed combining financial statements include the accounts of CATS.

                                    ChipPAC

                SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEETS

                                 March 31, 1999
                                 (in thousands)
                                  (Unaudited)

                                                 Non-
                               Guarantors      Guarantor
                            ------------------ ---------
                              CPI       CPK      HECS     Eliminations Combined
                            --------  -------- ---------  ------------ --------
          ASSETS
          ------
Current assets:
  Cash and cash
   equivalents............. $ 11,824  $ 37,588 $ 17,353    $     --    $ 66,765
  Receivable from
   shareholder.............      --      4,114      --           --       4,114
  Intercompany accounts
   receivable..............   11,162    95,434    1,947     (108,543)       --
  Accounts receivable from
   customers...............   24,563     1,566        1          --      26,130
  Inventories..............       20    13,293      174          --      13,487
  Deferred taxes...........      420       527      --           --         947
  Prepaid expenses & other
   current assets..........      108     2,628      527          --       3,263
                            --------  -------- --------    ---------   --------
    Total current assets...   48,097   155,150   20,002     (108,543)   114,706
Property, plant and
 equipment, net............    6,180   131,051   79,358          --     216,589
Other assets...............    4,813     3,107      --        (4,800)     3,120
                            --------  -------- --------    ---------   --------
    Total assets........... $ 59,090  $289,308 $ 99,360    $(113,343)  $334,415
                            ========  ======== ========    =========   ========
  LIABILITIES AND EQUITY
  ----------------------
Current liabilities:
  Intercompany accounts
   payable................. $ 80,010  $  1,947 $ 26,586    $(108,543)  $    --
  Accounts payable.........    2,201    36,165      503          --      38,869
  Accrued expenses and
   other liabilities.......      906     5,935    3,177          --      10,018
  Short-term debt..........      --      2,117   12,700          --      14,817
  Long-term debt, current
   portion.................      --     21,164   10,781          --      31,945
  HEI long-term debt.......      --      3,053      --           --       3,053
  Payables to affiliates...      443       --     7,247          --       7,690
                            --------  -------- --------    ---------   --------
    Total current
     liabilities...........   83,560    70,381   60,994     (108,543)   106,392
Long-term debt, less
 current portion...........      --     60,900   15,390          --      76,290
HEI long-term debt, less
 current portion...........      --     17,384      --           --      17,384
Other long-term
 liabilities...............      --      1,705      --           --       1,705
                            --------  -------- --------    ---------   --------
    Total liabilities......   83,560   150,370   76,384     (108,543)   201,771
                            --------  -------- --------    ---------   --------
Shareholders' and
 divisional equity
  Preferred stock and paid
   in capital..............   16,674   111,110   78,096       (4,800)   201,080
  Shareholder receivable-
   HEA.....................  (37,440)      --       --           --     (37,440)
  Accumulated earnings
   (deficit)...............   (3,704)   21,341  (55,585)         --     (37,948)
  Accumulated other
   comprehensive income
   (loss)..................      --      6,487      465          --       6,952
                            --------  -------- --------    ---------   --------
    Shareholders' and
     divisional equity
     (deficit).............  (24,470)  138,938   22,976       (4,800)   132,644
                            --------  -------- --------    ---------   --------
    Total liabilities and
     equity................ $ 59,090  $289,308 $ 99,360    $(113,343)  $334,415
                            ========  ======== ========    =========   ========

   The accompanying notes are an integral part of these financial statements.

                                    ChipPAC

           SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF OPERATIONS

                       Three Months Ended March 31, 1999
                                 (in thousands)
                                  (Unaudited)

                            Guarantors      Non-Guarantor
                          ----------------  -------------
                            CPI      CPK        HECS      Eliminations Combined
                          -------  -------  ------------- ------------ --------
Revenue:
  Intercompany revenue... $   --   $77,416     $ 1,723      $(79,139)  $   --
  Customer revenue.......  81,828    3,720         --            --     85,548
                          -------  -------     -------      --------   -------
    Revenue..............  81,828   81,136       1,723       (79,139)   85,548
Cost of revenue..........  77,613   68,203       5,454       (79,139)   72,131
                          -------  -------     -------      --------   -------
Gross profit.............   4,215   12,933      (3,731)          --     13,417
Operating expenses:
  Selling, general &
   administrative........   2,838    1,673         --            --      4,511
  Research &
   development...........   1,475    1,528         --            --      3,003
                          -------  -------     -------      --------   -------
    Total operating
     expenses............   4,313    3,201         --            --      7,514
                          -------  -------     -------      --------   -------
Operating income.........     (98)   9,732      (3,731)          --      5,903
Non-operating income
 (expense)
  Interest income........     127      693         130           --        950
  Interest expense.......     --    (2,196)       (811)          --     (3,007)
  Foreign currency gains
   (losses)..............     --       965         (19)          --        946
  Other income
   (expenses), net.......       2      114          11           --        127
                          -------  -------     -------      --------   -------
    Non-operating income
     (expenses)..........     129     (424)       (689)          --       (984)
                          -------  -------     -------      --------   -------
Income (loss) before
 income taxes............      31    9,308      (4,420)          --      4,919
Provision for income
 taxes...................     --     3,115         --            --      3,115
                          -------  -------     -------      --------   -------
  Net income (loss)...... $    31  $ 6,193     $(4,420)     $    --    $ 1,804
                          =======  =======     =======      ========   =======

   The accompanying notes are an integral part of these financial statements.

                                    ChipPAC

           SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF CASH FLOWS

                       Three Months Ended March 31, 1999
                                 (in thousands)
                                  (Unaudited)

                                                 Non-
                               Guarantors      Guarantor
                            -----------------  ---------
                              CPI      CPK       HECS     Eliminations Combined
                            -------  --------  ---------  ------------ --------
Cash flows from operating
 activities:
 Net income (loss)........  $    31  $  6,193  $ (4,420)    $    --    $  1,804
 Adjustments to reconcile
  net income (loss) to
  net cash provided by
  operating activities:
   Depreciation and
    amortization..........      273    10,808     2,384          --      13,465
   Provision for inventory
    and receivables.......      (33)     (484)      --           --        (517)
   Foreign currency
    gains.................      --       (946)      --           --        (946)
   (Gain) loss on
    intercompany sales of
    equipment.............      --        --        --           --         --
   Gain on external sales
    of equipment..........      --        (98)      --           --         (98)
 Changes in assets and
  liabilities:
   Intercompany accounts
    receivable............     (317)   11,399       --       (11,082)       --
   Accounts receivable....   10,211     2,240       --           --      12,451
   Inventories............      (20)   (3,304)       41          --      (3,283)
   Prepaid expenses and
    other assets..........   (4,840)    1,426      (182)       4,800      1,204
   Advances (to) from
    affiliates............      --     (4,224)      --           --      (4,224)
   Intercompany accounts
    payable...............   (3,546)       (1)   (7,535)      11,082        --
   Accounts payable.......      (83)  (21,768)   (1,244)         --     (23,095)
   Accrued expenses &
    other liabilities.....     (220)    2,672       165          --       2,617
   Other long-term
    liabilities...........      --      1,486       --           --       1,486
                            -------  --------  --------     --------   --------
     Net cash provided by
      (used in) operating
      activities..........    1,456     5,399   (10,791)       4,800        864
                            -------  --------  --------     --------   --------
Cash flows used in
 investing activities:
 Acquisition of property
  and equipment...........     (646)   (2,868)     (829)         --      (4,343)
 Proceeds, intercompany
  equipment sales.........      --        (37)       37          --         --
 Proceeds, external
  equipment sales.........      --        119       --           --         119
                            -------  --------  --------     --------   --------
     Net cash used in
      investing
      activities..........     (646)   (2,786)     (792)         --      (4,224)
                            -------  --------  --------     --------   --------

Cash flows from financing
 activities:
 Advances to HEA..........      187     4,429    (4,430)         --         186
 Proceeds from short-term
  loans...................      --        693       --           --         693
 Repayment of short-term
  loans...................      --     (1,653)   (3,000)         --      (4,653)
 Proceeds from term
  loans...................      --        --        --           --         --
 Repayment, term loans
  and capital leases......      --     (2,987)   (2,056)         --      (5,043)
 Dividend paid............      --     (9,435)      --           --      (9,435)
 Contributions
  (withdrawals) of
  capital.................      --        987    24,802       (4,800)    20,989
                            -------  --------  --------     --------   --------
     Net cash provided by
      (used in) financing
      activities..........      187    (7,966)   15,316       (4,800)     2,737
                            -------  --------  --------     --------   --------
Effect from changes in
 exchange rates...........      --     (1,351)      (28)         --      (1,379)
                            -------  --------  --------     --------   --------
Net increase (decrease) in
 cash.....................      997    (6,704)    3,705          --      (2,002)
Cash and equivalents at
 beginning of period......   10,827    44,292    13,648          --      68,767
                            -------  --------  --------     --------   --------
Cash and equivalents at
 end of period............  $11,824  $ 37,588  $ 17,353     $    --    $ 66,765
                            =======  ========  ========     ========   ========

   The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

                                 March 31, 2000
                                 (In thousands)

                             Parent                           Non-
                            Guarantor   Issuer              Guarantor
                            ---------  --------    Other    ---------
                               CPI     CP Int'l  Guarantors    CPS    Eliminations Consolidated
                            ---------  --------  ---------- --------- ------------ ------------
          ASSETS
          ------
 Current assets:
   Cash and cash
    equivalents..........   $  2,530   $  1,423   $ 11,905   $ 3,680   $     --      $ 19,538
   Intercompany accounts
    receivable...........      8,058      7,109     33,782     8,136     (57,085)         --
   Accounts receivable
    from customers.......        355        --      35,157        23         --        35,535
   Inventories...........        --         --      12,615     2,326         --        14,941
   Deferred taxes........        --         --         716       --          --           716
   Prepaid expenses &
    other current
    assets...............        122        --       7,493       184         --         7,799
                            --------   --------   --------   -------   ---------     --------
    Total current
     assets..............     11,065      8,532    101,668    14,349     (57,085)      78,529
  Property, plant and
   equipment, net........      6,904        --     143,868    78,658         --       229,430
  Intercompany loans
   receivable............        --     271,000        --    (34,000)   (237,000)         --
  Investment in
   subsidiaries..........     79,216     31,424    185,790       --     (296,430)         --
  Other assets...........        135     13,663    107,197       --     (100,000)      20,995
                            --------   --------   --------   -------   ---------     --------
    Total assets.........   $ 97,320   $324,619   $538,523   $59,007   $(690,515)    $328,954
                            ========   ========   ========   =======   =========     ========
 LIABILITIES, MANDATORILY
   REDEEMABLE PREFERRED
     STOCK AND EQUITY
 ------------------------
 Current liabilities:
  Short term bank
   borrowings............   $    --    $  7,500   $    --    $   --    $     --      $  7,500
   Intercompany accounts
    payable..............      4,201        --      26,374    26,501     (57,076)         --
   Accounts payable......        866         40     31,387     3,430         --        35,723
   Accrued expenses and
    other liabilities....      3,909      3,348      8,877     4,521      (1,928)      18,727
   Deferred taxes........        --         --         --        --          --           --
   Short-term debt.......        --         --         --        --          --           --
   Current portion of
    long-term debt.......        --       7,300        --        --          --         7,300
                            --------   --------   --------   -------   ---------     --------
    Total current
     liabilities.........      8,976     18,188     66,638    34,452     (59,004)      69,250
   Long-term debt, less
    current portion......        --     292,700        --        --          --       292,700
   Intercompany loans
    payable..............        --         --     237,000       --     (237,000)         --
   Other long-term
    liabilities..........        240        --       4,272       --          --         4,512
                            --------   --------   --------   -------   ---------     --------
    Total liabilities....      9,216    311,888    307,910    34,452    (296,004)     366,462
 Mandatorily redeemable
  preferred stock........     85,685        --         --        --          --        85,685
 Shareholders' and
  divisional equity:
   Common stock..........      1,078        --         --        --          --         1,078
   Common stock of
    subsidiaries.........    210,790     14,544    171,315       --     (396,649)         --
   Warrants-common stock
    A....................      1,250        --         --        --          --         1,250
   Additional paid in
    capital..............     86,336        --         --        --          --        86,336
   Receivable from
    shareholder..........     (1,478)       --         --        --          --        (1,478)
   Divisional equity, net
    of capital
    distributions........   (277,818)       --      29,623    88,282      (7,801)    (167,714)
   Accumulated earnings
    (deficit)............    (17,739)      (813)    20,972   (64,193)      9,939      (51,834)
   Accumulated other
    comprehensive income
    (loss)...............        --         --       8,703       466         --         9,169
                            --------   --------   --------   -------   ---------     --------
   Shareholders' and
    divisional equity
    (deficit)............      2,419     13,731    230,613    24,555    (394,511)    (123,193)
                            --------   --------   --------   -------   ---------     --------
    Total liabilities and
     equity..............   $ 97,320   $324,619   $538,523   $59,007   $(690,515)    $328,954
                            ========   ========   ========   =======   =========     ========

   The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.

           SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF OPERATIONS

                          Quarter Ended March 31, 2000
                                 (In thousands)

                          Parent                           Non-
                         Guarantor   Issuer              Guarantor
                         ---------  --------    Other    ---------
                            CPI     CP Int'l  Guarantors    CPS    Eliminations Consolidated
                         ---------  --------  ---------- --------- ------------ ------------
Revenue:
  Intercompany revenue.. $  7,263       --     $      1   $8,306     $(15,570)        --
  Customer revenue......      376       --       97,090        3          --      $97,469
                         --------   -------    --------   ------     --------     -------
  Revenue...............    7,639       --       97,091    8,309      (15,570)     97,469
Cost of revenue.........      123       --       77,663    7,565       (8,307)     77,044
                         --------   -------    --------   ------     --------     -------
Gross profit............    7,516       --       19,428      744       (7,263)     20,425

Operating expenses:
  Selling, general &
   administrative.......    5,390   $     8       8,964      --        (7,263)      7,099
  Research &
   development..........    1,242       --        1,389      --           --        2,631
                         --------   -------    --------   ------     --------     -------
  Total operating
   expenses.............    6,632         8      10,353      --        (7,263)      9,730
                         --------   -------    --------   ------     --------     -------
Operating income........      884        (8)      9,075      744          --       10,695

Non-operating Income
 (Expense):
  Interest income.......  (10,373)    7,762       8,079       20       (5,250)        238
  Interest expense......   10,383    (8,757)    (14,780)    (860)       5,250      (8,764)
  Foreign currency gains
   (losses).............      --        --          406       (7)         --          399
  Income (loss) from
   investment in
   subsidiaries.........     (461)      892       4,224      --        (4,655)        --
  Other income
   (expenses), net......       (2)      --          114       22          --          134
                         --------   -------    --------   ------     --------     -------
  Non-operating income
   (expenses)...........     (453)     (103)     (1,957)    (825)      (4,655)     (7,993)
                         --------   -------    --------   ------     --------     -------
Income (loss) before
 income taxes...........      431      (111)      7,118      (81)      (4,655)      2,702
Provision for (benefit
 from) income taxes.....     (194)       81       2,190      --        (1,923)        542
                         --------   -------    --------   ------     --------     -------
Income before
 extraordinary item.....      237      (192)      4,928      (81)      (2,732)      2,160
Extraordinary item:
  Loss from early
   extinguishment of
   debt, net of related
   income tax benefit...      --        --          --       --           --          --
                         --------   -------    --------   ------     --------     -------
Net Income (loss)....... $    237   $  (192)   $  4,928   $  (81)    $ (2,732)    $ 2,160
                         ========   =======    ========   ======     ========     =======

   The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.

           SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF CASH FLOWS

                          Quarter Ended March 31, 2000
                                 (In thousands)

                          Parent                          Non-
                         Guarantor  Issuer              Guarantor
                         --------- --------    Other    ---------
                            CPI    CP Int'l  Guarantors    CPS    Eliminations Consolidated
                         --------- --------  ---------- --------- ------------ ------------
Cash flows from
 operating activities:
 Net Income.............  $   237  $  (192)   $ 4,928    $  (81)    $(2,732)     $ 2,160
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities
  Depreciation and
   amortization.........      450      376      6,374     1,691         --         8,891
  Provision for
   inventory and
   receivables..........      --       --        (151)      --          --          (151)
  Foreign currency
   (gains) losses.......      --       --        (399)      --          --          (399)
  (Gain) loss on
   external sales of
   equipment............      --       --        (132)      --          --          (132)
  Equity income from
   investment in
   subsidiaries.........      461     (892)    (4,224)      --        4,655          --
 Changes in assets and
  liabilities:..........      --       --         --        --          --           --
  Intercompany accounts
   receivable...........    2,091   (3,056)     7,863       663      (7,561)         --
  Accounts receivable...       (7)     --       6,470        (2)        --         6,461
  Inventories...........      --       --       4,507    (2,160)        --         2,347
  Prepaid expenses and
   other assets.........     (376)      58     (4,108)       88         --        (4,338)
  Advances (to) from
   affiliates...........      --       --         --        --          --           --
  Intercompany accounts
   payable..............      858      --      (3,331)   (5,088)      7,561          --
  Accounts payable......     (382)     --     (18,388)    1,781         --       (16,989)
  Accrued expenses &
   other liabilities....     (559)  (5,697)    (1,289)      816      (1,923)      (8,652)
  Other long-term
   liabilities..........      --       --       1,020       --          --         1,020
                          -------  -------    -------    ------     -------      -------
  Net cash provided by
   operating
   activities...........    2,773   (9,403)      (860)   (2,292)        --        (9,782)
                          -------  -------    -------    ------     -------      -------
Cash flows used in
 investing activities:
  Acquisition of
   property and
   equipment............   (1,061)     --      (7,383)   (2,598)        --       (11,042)
  Proceeds, external
   equipment sales......      --       --         (48)      202         --           154
  Investment in
   subsidiaries.........     (438)     --      (3,000)      --        3,438          --
                          -------  -------    -------    ------     -------      -------
  Net cash used in
   investing
   activities...........   (1,499)     --     (10,431)   (2,396)      3,438      (10,888)
                          -------  -------    -------    ------     -------      -------
Cash flows provided by
 financing activities:
  Loans & advances with
   affiliates...........     (350)     --         --        --          --          (350)
  Proceeds from short-
   term loans...........      --    13,500        --        --          --        13,500
  Repayment of short-
   term loans...........      --    (6,000)       --        --          --        (6,000)
  Net proceeds from
   long-term loans......      --      (502)       502       --          --           --
  Repayment, term loans
   and capital leases...      --       --         --        --          --           --
  Intercompany loan
   (advances) payments..      --       --         --        --          --           --
  Capital redemption at
   recap................      --       --         --        --          --           --
  Capital contributions
   at recap.............      --       --         --        --          --           --
  Intercompany capital
   contributions........      --       354         84       --         (438)         --
  Payments made to
   extinguish debt
   early................      --       --         --        --          --           --
  Dividend paid.........      --       --         --        --          --           --
  Net proceeds from
   common stock
   issuance.............      599      --         --        --         (599)         --
  Net proceeds from
   mandatorily
   redeemable preferred
   stock................      --       --         --        --          --           --
  Net proceeds from sale
   of stock to
   management...........      --       --         --        --          599          599
  Contributions
   (withdrawals) of
   capital..............      --       --         --      3,000      (3,000)         --
                          -------  -------    -------    ------     -------      -------
  Net cash provided by
   financing
   activities...........      249    7,352        586     3,000      (3,438)       7,749
                          -------  -------    -------    ------     -------      -------
Effect from changes in
 exchange rates.........      --       --         337         5         --           342
                          -------  -------    -------    ------     -------      -------
Net increase (decrease)
 in cash................    1,523   (2,051)   (10,368)   (1,683)        --       (12,579)
Cash and equivalents at
 beginning of period....    1,007    3,474     22,273     5,363         --        32,117
                          -------  -------    -------    ------     -------      -------
Cash and equivalents at
 end of period..........  $ 2,530  $ 1,423    $11,905    $3,680     $   --       $19,538
                          =======  =======    =======    ======     =======      =======

   The accompanying notes are an integral part of these financial statements.

Item 2 : Management's discussion and analysis of financial condition and results of operations

All references are to ChipPAC's fiscal quarters ended March 31, 2000("Q1 2000"), and March 31, 1999("Q1 1999"), unless otherwise indicated. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to future operating results and business plans of ChipPAC. We use words such as "anticipates", "believes", "expects", "future", "intends" and similar expressions to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this report.

Overview

   In 1984, our packaging business began operating as a separate division of Hyundai Electronics Industries Co., Ltd., one of the world's largest semiconductor manufacturers and a member of the Hyundai Group, the Korean conglomerate. In 1997, we were incorporated as a distinct entity and established as the parent of a stand-alone worldwide business. In 1999, as part of our recapitalization, affiliates of Bain Capital Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital Ltd., which we refer to collectively as the "Equity Investors," obtained control of our company and Hyundai Electronics America retained approximately 10.0% of our outstanding common stock.

   Our revenues consist of fees charged to our customers for the packaging and testing of their integrated circuits, which we refer to as ICs. From 1995 to 1999, net revenues increased from $179.2 million to $375.5 million, primarily from the growth of BGA packaging. We are one of the largest providers of outsourced BGA packaging services worldwide and the main supplier of BGA packaging services to Intel, whom we believe is the largest consumer of these products and represented over 40% of the BGA independent packaging market in 1999. The capital investments made by Hyundai Electronics from 1995 to 1997 totaled approximately $300.0 million and provided us with the capacity necessary to support this growth in advanced packaging services, along with providing capacity to support future growth. By 1998, we possessed the scale required to provide our services to other customers who required BGA packaging services. We also have a significant business in leaded packaging, which accounted for 29.1% and 34.8% of our sales in 1999 and during the three months ended March 31, 2000, respectively.

   The following table describes the composition of revenue by product group and test services, as a percentage of total revenues:

                                                                      Three
                                                                     Months
                                              Fiscal Year Ended    Ended March
                                                December 31,           31,
                                              -------------------  ------------
                                              1997   1998   1999   1999   2000
                                              -----  -----  -----  -----  -----
   BGA.......................................  37.7%  61.8%  68.1%  73.0%  59.5%
   Leaded....................................  59.5   35.5   29.1   25.5   34.8
   Test......................................   2.8    2.7    2.8    1.5    5.7
                                              -----  -----  -----  -----  -----
     Total................................... 100.0% 100.0% 100.0% 100.0% 100.0%
                                              =====  =====  =====  =====  =====

   Historically, our foreign currency gains and losses have arisen primarily from the holding of monetary assets and liabilities denominated in U.S. Dollars by our Korean subsidiary, which we refer to throughout this prospectus as ChipPAC Korea. ChipPAC Korea's U.S. Dollar-denominated liabilities consist primarily of long- and short-term debt, and accounts payable, while its U.S. Dollar monetary assets consist primarily of intercompany receivables from other ChipPAC entities. From 1995 until December 31, 1998, ChipPAC Korea's U.S. Dollar-denominated liabilities exceeded its U.S. Dollar monetary assets. From December 31, 1998 through July 31, 1999 ChipPAC Korea's U.S. Dollar monetary assets exceeded its U.S. Dollar-denominated liabilities. From August 1, 1999 until December 31, 1999, ChipPAC Korea's U.S. Dollar-denominated liabilities exceeded its U.S. Dollar monetary assets.

   We changed the functional currency of ChipPAC Korea and our Chinese subsidiaries, which we refer to throughout this prospectus as ChipPAC China, from the respective local currencies to the U.S. Dollar, effective October 1, 1999. The consolidated effect of this change was to reduce net income for the year ended December 31, 1999, by $4.8 million and to reduce both total assets and stockholders' equity as at December 31, 1999, by $9.5 million. This change had no effect on cash flows from operations or net cash flows for the year ended December 31, 1999.

Quarterly Results (Unaudited)

   The following table describes our unaudited historical quarterly sales and gross profit in thousands of U.S. Dollars.

                              1997                                1998                                 1999
                 ----------------------------------  ----------------------------------  ------------------------------------
                   Q1       Q2       Q3       Q4       Q1       Q2       Q3       Q4       Q1       Q2        Q3        Q4
                 -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  --------  --------
Revenues........ $53,130  $67,662  $82,052  $86,585  $77,130  $78,020  $82,818  $96,113  $85,548  $80,853  $101,270  $107,859
Gross profit....   3,228   13,298   19,308   24,357   23,196   12,862   15,911   11,747   13,417    9,684    16,791    18,150
Gross margin....     6.1%    19.7%    23.5%    28.1%    30.1%    16.5%    19.2%    12.2%    15.7%    12.0%     16.6%     16.8%
                  2000
                 --------
                   Q1
                 --------
Revenues........ $97,469
Gross profit....  20,425
Gross margin....    21.0%

   The above table illustrates the cyclical and seasonal nature of our financial performance, although we believe that as a provider of packaging and test services, we are less susceptible to cyclical fluctuations than the semiconductor industry as a whole. We have historically experienced steadily rising revenue levels during the course of the year, peaking in the fourth quarter, due to a peak in demand from the personal computer industry in the fourth quarter of the year.

Malaysian Business

   On May 5, 2000, we entered into a non-binding letter of intent with Intersil Corporation with respect to the acquisition by us of Intersil Technology Sdn. Bhd., a wholly-owned subsidiary of Intersil with semiconductor packaging and test opeations in Kuala Lumpur, Malaysia which we refer to as the Malaysian business, and intellectual property related to this Malaysian business, in exchange for approximately $70.0 million in cash and preferred stock. We expect to enter into a five-year supply agreement with Intersil to provide assembly and test services on an exclusive basis. The proposed acquisition increases our exposure to high growth advanced communications products, provides a presence in Malaysia and enhances our intellectual property in key areas. In addition, the Malaysian business expands our mixed-signal testing capabilities and provides us with critical expertise in radio frequency testing. For the Malaysian business' fiscal year ended June 30, 1999, the Malaysian business had revenues of $110.5 million. Although there can be no assurances that the acquisition of the Malaysian business will be consummated, we do expect that the proposed transaction will be completed by June 30, 2000.

   The Malaysian business had revenues of $83.7 million, $80.4 million and $110.5 million for the fiscal years ended June 27, 1997, July 3, 1998 and July 2, 1999, respectively. All of these revenues represented intercompany sales to Intersil. Pro forma for the proposed acquisition of the Malaysian business, all of the revenues of the Malaysian business and 21.3% of our consolidated revenues in 1999 would have been from sales to Intersil.

Results of Operations

   The following table describes our results of operations based on the percentage relationship of operating and other financial data to revenues during the periods shown:

                                  Year Ended December     Three Months Ended
                                          31,                  March 31,
                                 -----------------------  --------------------
                                 1997    1998     1999      1999       2000
                                 -----  -------  -------  ---------  ---------
Weighted average exchange rate
 of Won per U.S. Dollar........  939.0  1,388.9  1,189.3    1,198.2    1,125.5
                                 =====  =======  =======  =========  =========
Historical Statement of
 Operations Data:
Revenue........................  100.0%   100.0%   100.0%     100.0%     100.0%
Gross margin...................   20.8     19.1     15.5       15.7       21.0
Selling, general &
 administrative................    5.5      4.5      5.7        5.3        7.3
Research & development.........    1.4      2.3      3.3        3.5        2.7
Write down of impaired assets..    4.0      --       --         --         --
Management fees................    1.1      0.2      --         --         0.1
Change of control expenses.....    --       --       3.2        --         --
                                 -----  -------  -------  ---------  ---------
Operating income...............    8.8%    12.1%     3.4%       6.9%      11.0%
                                 =====  =======  =======  =========  =========

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

   Revenues: Net revenues in the three months ended March 31, 2000 increased 14.0% to $97.5 million from $85.5 million in the prior year period, primarily due to the growth from new customers in the communications and multi-application end markets. This increase was partially offset by a reduction in revenues from the computing end market. Laminate product assembly revenue, 59.5% of our revenues for the three months ended March 31, 2000, declined 6.9% over the comparable prior year period from $62.4 million to $58.1 million, primarily due to a reduction in average selling price. BGA, a component of our laminate product assembly revenue, continued to be fueled by demand for wireless communications applications. Leaded product assembly revenue, 34.8% of our revenues for the three months ended March 31, 2000, increased 55.5% over the prior year period from $21.8 million to $33.9 million, primarily due to increased demand for services to the flash memory market at our Chinese facility. Test revenues comprised 5.7% of our revenues for the three months ended March 31, 2000 and continued to grow dramatically increasing 323.9% over the prior year period from $1.3 million to $5.5 million, primarily due to new customer growth.

   End-market demand in communications and multi-applications remained very strong for the three months ended March 31, 2000, with revenue growth of approximately 70% over the prior year period in each end-market. Demand in the computing end market for the three months ended March 31, 2000 declined 23.3% from the prior year period, primarily due to a reduction in chip-set packaging requirements from one of our core customers.

   Gross Profit: Gross profit increased to $20.4 million in the three months ended March 31, 2000, resulting in a gross margin of 21.0% compared to gross profit of $13.4 million and a gross margin of 15.7% in the prior year period.

   Effective January 1, 2000 we re-evaluated the estimated useful lives of our property, plant and equipment. Based on an independent appraisal of the useful lives of such equipment and our internal assessment, we changed the estimated useful lives of assembly and test product equipment and furniture and fixtures from five years to eight years. Previously, such equipment was depreciated on a straight line basis over an estimated useful life of five years. The net book values of assembly and test product equipment and furniture and fixtures already in use are now being depreciated over the remaining useful life, based on eight years from the date such assets were originally placed in service. This change resulted in depreciation expense being $6.7 million lower than would have been recorded using five year lives. The remaining increase in gross profit was attributable to improved materials procurement, partially offset by an increase in average labor costs and strengthening of the Won against the U.S. Dollar.

   Selling, General and Administrative: Selling, general and administrative expenses increased to $7.1 million for the three months ended March 31, 2000 compared to $4.5 million in the prior year period. As a percentage of revenues these expenses increased to 7.3% from 5.3%. General and administrative costs for the three months ended March 31, 2000 increased by $2.1 million compared to the prior year period, primarily due to additions to management personnel, MIS development and management advisory fees. The remaining increase was due to additional sales, marketing and customer service headcount in support of the acquisition of new customers.

   Research and Development: Research and development expenses decreased to $2.6 million for the three months ended March 31, 2000 from $3.0 million in the prior year period, despite a 38% increase in total research and development headcount. Spending on consumable materials, supplies, and tooling was significantly curtailed as we have focused our research efforts on highly collaborative programs with major customers. In addition, research and development expenses for the three months ended March 31, 1999 included significant start-up costs incurred in connection with the Santa Clara flip-chip prototype design and development laboratory.

   Net Interest Expense: The total outstanding interest bearing debt, including capital leases, increased to $307.5 million at March 31, 2000 from $143.5 million at March 31, 1999, principally as a result of the recapitalization. Related interest expense was $8.8 million for the three months ended March 31, 2000, an increase of 191.5% over the prior year period. Interest income was $0.2 million for the three months ended March 31, 2000 compared to $1.0 million for the prior year period.

   Foreign Currency Gains (Losses): The foreign currency gain was $0.4 million in the three months ended March 31, 2000 compared to $0.9 million in the prior year period. Our exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, on October 1, 1999, we changed our functional currency to the U.S. Dollar from the local currencies of our Korean and Chinese subsidiaries. Second, we negotiated with the large majority of our material and equipment suppliers to denominate our purchase transactions in U.S. Dollars.

   Income Taxes: Income tax expense for the three months ended March 31, 2000 decreased to $0.5 million from $3.1 million in the prior year period, for an effective tax rate of 20%. Concurrently with the recapitalization, we were reorganized and now a significant portion of our total worldwide income is earned in jurisdictions having relatively low tax rates, or where we enjoy tax holidays or other similar tax benefits. During the three months ended March 31, 1999, we incurred a $4.4 million loss from operations in China, for which no tax benefit was realized. Our remaining income before taxes of $9.3 million was taxed at an effective rate of 33.3% during the three months ended March 31, 1999.

   Net Income: As of a result of the items described above, net income increased to $2.2 million for the three months ended March 31, 2000 from $1.8 million during the prior year period before preferred dividends and recorded value of the Intel Warrant.

   Income Taxes: We recorded a provision for income taxes of $20.6 million during 1998 compared with a tax benefit of $9.7 million on a pretax loss of $55.8 million for 1997. Our effective tax rate was 38.9% in 1998. Our effective tax rate in 1997 was significantly impacted by non-deductible operating losses in 1997. The effective tax rates during both periods were adversely affected by losses incurred by our operations in China, for which no tax benefit was realized.

   Net Income (Loss): As a result of the items described above, we had net income of $32.3 million for 1998 compared to net loss of $46.1 million in 1997.

Liquidity and Capital Resources

   We have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. In addition, borrowings of up to $20.0 million are available for acquiring equipment and making other specified capital expenditures under the capital expenditure line portion of our senior credit facilities. We may borrow and repay under the capital expenditure line until August 5, 2001. Amounts that we repay under the capital expenditure line after August 5, 2001 may not be reborrowed by us later. The final maturity for both these facilities is August 5, 2005. We did not draw upon these facilities in connection with our recapitalization. In connection with our proposed acquisition of Intersil Corporation's Malaysian business, we are seeking an amendment to increase the existing revolving credit line by $25.0 million and to add a $55.0 million term C loan to our existing $220.0 million of senior credit facilities. The proceeds of the term C loan will be used to finance our proposed acquisition of the Malaysian business and pay transaction fees and expenses.

  Our ongoing primary cash needs are for operations and equipment purchases. Prior to our recapitalization, we met a significant portion of our cash requirements from a combination of (1) short- and long-term bank loans and (2) capital contributions from Hyundai. All short and long-term debt, loans, leases and other credit facilities existing prior to our recapitalization were repaid and terminated at the recapitalization date. Subsequent to year end, there was an initial borrowing of $13.5 million on line of credit.

   Prior to the recapitalization, Hyundai Electronics invested significant amounts of capital to increase our packaging and test services capacity. The capital investments made by Hyundai Electronics from 1995 to 1997 totaled approximately $300 million. We intend to spend approximately $108.2 million in capital expenditures in 2000. We spent approximately $57.9 million in capital expenditures in 1999, a decline of 8.8% from the $63.5 million spent in capital expenditures in 1998, and a decline of 57.6% from the $136.6 million spent in 1997.

   Under the recapitalization agreement, Hyundai Electronics may receive up to an additional $55.0 million of cash during the four-year period beginning January 1, 1999 if we exceed specified levels of EBITDA as described in the recapitalization agreement. Hyundai Electronics is entitled to receive 33.3% of the amount by which our EBITDA, which is defined in the recapitalization agreement, exceeds $116.5 million, $171.3 million, $198.5 million and $231.8 million, respectively, in each of the first four years following our recapitalization. No payment was made to Hyundai Electronics in 1999 under these terms.

   As of March 31, 2000, our debt consisted of $307.5 million of borrowings which were comprised of $7.5 million of revolving loans, $150.0 million in term loans and $150.0 million of senior subordinated notes. We also have $85.7 million of preferred stock.

   Exclusive of the cash requirements for our proposed acquisition of the Malaysian business, we believe that our existing cash balances, cash flows from operations, available equipment lease financing, available borrowings under our senior credit facilities and, although there can be no assurances that we will complete our proposed initial public offering of our Class A common stock, the net proceeds from such offering will be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the next twelve months.

   Our debt instruments require that we meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio and minimum fixed charge coverage ratio. These debt instruments also contain covenants restricting our operations.

   There were no violations of these covenants through March 31, 2000 and we expect to comply with all these covenants during the next twelve months. Therefore, our liquidity and capital resources are not expected to be impacted by these covenants.

Derivative Financial Instruments

   Since October 1998, we have entered into foreign forward contracts to mitigate the effect of foreign currency movements on the cost of materials and equipment. The contracts entered into require the purchase of Korean Won or Japanese Yen, and the delivery of U.S. Dollars, and generally have maturities which do not exceed three months. Because the contracts entered into to date do not qualify as hedges under generally accepted accounting principles, the gains and losses from these contracts have been recorded as foreign currency gains and losses. We had a net gain of $2.2 million and no gain or loss arising in 1998 and 1999, respectively, from forward foreign currency contracts.

   As of March 31, 2000, we had no foreign currency contracts outstanding.

Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be market-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. We are required to adopt SFAS 133 in the first quarter of our fiscal year 2001. We are in process of evaluating the effect of SFAS 133 on our financial statements.

   In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that the impact of SAB No. 101 will have no material effect on our financial position or results of operations.

   In April 2000, the Financial Accounting Standards Board issued FASB interpretation of No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. We are currently reviewing stock grants to determine the impact, if any, that may arise from implementation of this interpretation, although we do not expect the impact, if any, to be material to our financial statements.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

   We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We utilize derivative financial instruments but do not use derivative financial instruments for speculative or trading purposes. We have long-term debt that carries fixed and variable interest rates. A fluctuation in interest rates of 1% would increase our annual interest charge by $1.5 million. A majority of our revenue and capital spending is transacted in U.S. Dollars. We do, however, enter into transactions in other currencies, primarily the Korean Won. With effect from October 1, 1999 we have changed the functional currency of ChipPAC Korea and ChipPAC China from their respective local currencies to the U.S. Dollar. The use of the U.S. Dollar as the functional currency will result in a much lower level of foreign exchange gains and losses in our overseas subsidiaries.

Factors Affecting Future Results

For a statement of the factors which may affect our future results, we refer you to our registration statement on Form S-1 (No. 333-39428) relating to our proposed initial public offering of our Class A common stock. Please see in particular those factors mentioned under the heading "Risk Factors" beginning on page 10 and information mentioned under the heading "Cautionary Note Regarding Forward-Looking Statements" on page 18 of that registration statement.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

      Not applicable.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number                          Description

2.1 First Amendment to Agreement and Plan of Recapitalization and Merger, dated as of June 16, 1999 by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

2.2 Agreement and Plan of Recapitalization and Merger, dated as of March 13, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

2.3 Second Amendment to Agreement and Plan of Recapitalization and Merger, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

3.1   Amended and Restated Articles of Incorporation of ChipPAC, Inc.*

3.2   Amended and Restated By-Laws of ChipPAC, Inc.*

3.3 Memorandum of Association of ChipPAC International Company Limited (formerly known as ChipPAC Finance Limited).*

3.4 Articles of Association of ChipPAC International Company Limited (formerly known as ChipPAC Finance Limited).*

3.5   Articles of Incorporation of ChipPAC (Barbados) Ltd.*

3.6   By-Law No. 1 of ChipPAC (Barbados) Ltd.*

3.7   Memorandum of Association of ChipPAC Limited.*

3.8   Articles of Association of ChipPAC Limited.*

3.9   Articles of Incorporation of ChipPAC Luxembourg S.a.R.L.*

3.10 Deed of Foundation of ChipPAC Liquidity Management Hungary Limited Liability Company.*

3.11 Policy and Operating Guidelines of ChipPAC Liquidity Management Hungary Limited Liability Company (abbreviated as ChipPAC Ltd.)*

3.12  Articles of Incorporation of ChipPAC Korea Company Ltd.*

4.2 Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

4.3 First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

4.4   12 3/4% Senior Subordinated Notes Due 2009.*

4.5   Form of Series B 12 3/4% Senior Subordinated Notes Due 2009.*

10.1 Credit Agreement, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

10.2 Guaranty, dated as of August 5, 1999, by and among ChipPAC, Inc. and certain subsidiaries of ChipPAC, Inc., in favor of Credit Suisse First Boston.*

10.3 Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.4 Amended and Restated Stockholders Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc. the Hyundai Group (as defined therein), the Bain Group (as defined therein), the SXI Group (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.5 Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., the Hyundai Stockholders (as defined therein), the Bain Stockholders (as defined therein), the SXI Stockholders (as defined therein),

        Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.6 Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.7 Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.7.1 Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.7.2 Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.8 Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.9 Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co. Ltd. and ChipPAC Limited..*

10.10 Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.11 Patent Sublicense Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.*

10.12 TCC License Agreement, dated December 22, 1998, between Tessera Inc., the Tessera Affiliates (as defined therein), ChipPAC, Inc. and the Licensee Affiliates (as defined therein)..*

10.12.1 Letter Agreement, dated July 15, 1999, by and among ChipPAC, Inc., Hyundai Electronics America, ChipPAC Limited and Tessera, Inc.*

10.13 Materials Agreement, dated as of July 1, 1999, by and between ChipPAC Limited and Intel Corporation..*

10.14 Assembly Services Agreement, dated as of August 5, 1999, by and between Intel Corporation and ChipPAC Limited.. *

10.15 Stock Purchase Agreement, dated as of August 5, 1999, by and between ChipPAC, Inc. and Intel Corporation.*

10.16 Warrant to Purchase Class B Common Stock of ChipPAC, Inc., dated as of August 5, 1999, issued to Intel Corporation.*

10.17 Advisory Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC Operating Limited and Bain Capital, Inc.*

10.18 Advisory Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC Operating Limited and SXI Group LLC.*

10.19 Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*

10.20   ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.21   Form of Directors Tranche I Stock Option Agreement.*

10.22   Form of Employees Tranche I Stock Option Agreement.*

10.23   Form of Tranche II Stock Option Agreement.*

10.24   Form of Key Employee Purchased Stock Agreement.*

10.25   Form of Key Employee Purchased Stock Agreement (with loan).*

21.1 Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd.*

27.1    Financial Data Schedule.**

-------------------------------

* Incorporated by reference to the similarly numbered exhibit in the Registrant's Form S-4 (No. 333-91641).

** Incorporated by reference to the similarly numbered exhibit in the Registrant's Form S-1 (No. 333-39428).

 .    Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.


The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHIPPAC, INC.
                                        (Registrant)


                                       /s/ Robert Krakauer
                               ---------------------------------------

                                          ROBERT KRAKAUER
                                          Chief Financial Officer
                         (as Registrant and as Principal Accounting Officer)

                                           June 16, 2000