Form 10-Q
period 2000-06-30
CHIPPAC INC
filed 2000-08-21
CIK 1093779

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-    ACT OF 1934
     For the period ended June 30, 2000 OR


__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                       Commission file number 333-91641

                                 CHIPPAC, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                    77-0463-48
 State or other jurisdiction of            I.R.S. Employer Identification Number
  incorporation or organization

       3151 Coronado Drive
    Santa Clara, California                          95054
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

                          Yes            No         X
                              ---------      -------------


Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

               Class                       Outstanding as of August 11, 2000
----------------------------------------------------------------------------
Class A Common stock, $.01 par value                 67,131,718
Class B Common stock, $.01 par value                          0

                                  ChipPAC, Inc.



Part I -- FINANCIAL INFORMATION

  Item 1. Financial Statements
      Unaudited Condensed Consolidated Balance Sheets..................   3
      Unaudited Condensed Consolidated Statements of Operations........   4
      Unaudited Condensed Consolidated Statements of Cash Flows........   5
      Notes to Unaudited Condensed Consolidated Financial
      Statements.......................................................   6

  Item 2. Management's Discussion and Analysis of Financial Condition..  19
  Item 3. Quantitative and Qualitative Disclosures About Market Risk...  24


Part II -- OTHER INFORMATION

   Item 1. Legal Proceedings...........................................  24
   Item 2. Changes in Securities and Use of Proceeds...................  24
   Item 3. Defaults Upon Senior Securities.............................  25
   Item 4. Submission of Matters to a Vote of Security Holders.........  25
   Item 5. Other Information...........................................  25
   Item 6. Exhibits and Reports on Form 8-K............................  25
   Signatures..........................................................  29

                                 ChipPAC Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                June 30,           December 31,
                                                                  2000                 1999
                                                            -----------------    -----------------
Assets                                                      (Unaudited)          (Unaudited)
 Current assets:
    Cash and cash equivalents                                  $  27,541            $  32,117
    Receivable from shareholder                                        -               11,662
    Accounts receivable, less allowance for doubtful
     accounts of $514 and $1,196                                  54,743               30,003
    Inventories                                                   20,351               17,497
    Deferred taxes                                                   836                  775
    Prepaid expenses and other current assets                      5,789                2,386
                                                                 -------              -------
       Total currrent assets                                     109,260               94,440
 Property, plant and equipment, net                              308,216              226,931
 Other assets                                                     34,257               22,058
                                                                 -------              -------
       Total assets                                            $ 451,733            $ 343,429
                                                                 =======              =======
Liabilities and Equity
 Current liabilities:
    Short-term bank borrowing                                  $  15,900                 ----
    Accounts payable                                              50,971            $  52,208
    Accrued expenses and other liabilities                        37,979               27,208
    Deferred taxes                                                                       ----
    Current portion of long-term debt                              9,350                4,800
                                                                 -------              -------
       Total current liabilities                                 114,200               84,216
                                                                 -------              -------
 Long-term debt, less current portion                            344,250              295,200

 Other long-term liabilities                                       9,252                3,929
                                                                 -------              -------
 Total liabilities                                               467,702              383,345
                                                                 -------              -------

 Commitments and contingencies

 Mandatorily redeemable preferred stock                          104,291               82,970

 Shareholders' and divisional equity:
    Common stock-class A                                             529                  523
    Common stock-class B                                             ---                  ---
    Warrants-common stock A                                        1,250                1,250
    Additional paid in capital-common stock                       86,878               86,294
    Divisional equity, net of capital distributions             (167,714)            (167,714)
    Receivable from shareholders                                  (1,353)              (1,128)

    Accumulated deficit                                          (49,019)             (51,280)

    Accumulated other comprehensive income                         9,169                9,169
                                                                 -------              -------
       Total shareholders' equity                               (120,260)            (122,886)
                                                                 -------              -------
       Total liabilities and equity                            $ 451,733            $ 343,429
                                                                 =======              =======



The accompanying notes form an integral part of these condensed consolidated financial statements

                                 ChipPAC Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                            Three months ended             Six months ended
                                                                                 June 30,                       June 30,
                                                                              2000          1999           2000          1999
                                                                       --------------    ----------     ----------    ----------
   Revenue                                                                   $108,979       $80,853       $206,448      $166,401

   Cost of revenue                                                             82,838        71,168        159,882       143,300
                                                                       --------------    ----------     ----------    ----------
   Gross profit                                                                26,141         9,685         46,566        23,101
   Operating expenses:
     Selling, general & administrative                                          7,239         4,822         14,338         9,333
     Research & development                                                     2,510         2,985          5,141         5,988
                                                                       --------------    ----------     ----------    ----------
        Total operating expenses                                                9,749         7,808         19,479        15,321
                                                                       --------------    ----------     ----------    ----------

   Operating income                                                            16,392         1,877         27,087         7,780

   Non-operating income (expenses)
     Interest income                                                              147           789            385         1,739
     Interest expense                                                         (10,600)       (2,787)       (19,364)       (5,794)
     Foreign currency gains (losses)                                              575           429            974         1,375
     Other income (expenses), net                                                 524            55            658           182
                                                                       --------------    ----------     ----------    ----------
        Non-operating income (expenses)                                        (9,354)       (1,514)       (17,347)       (2,498)

   Income before income taxes                                                   7,038           363          9,740         5,282

   Provision for (benefit from) income taxes                                    1,406          (167)         1,948         2,948
                                                                       --------------    ----------     ----------    ----------
   Net income                                                                $  5,632       $   530       $  7,792      $  2,334
                                                                       --------------    ----------     ----------    ----------

     Net income per share:
      Basic                                                                      0.11          0.01           0.16          0.06
      Diluted                                                                    0.05          0.01           0.04          0.06
                                                                       --------------    ----------     ----------    ----------

     Shares used in per share calculation:
      Basic                                                                    49,753        38,861         49,516        38,861
      Diluted                                                                  53,703        38,861         53,456        38,861
                                                                       --------------    ----------     ----------    ----------




The accompanying notes form an integral part of these condensed consolidated financial statements

                                                              ChipPAC Inc.
                                                     Condensed Consolidated Statements of
                                                                  Cash Flows
                                                                (In thousands)

                                                                                      Six Months                Six months
                                                                                         Ended                     Ended
                                                                                        June 30,                  June 30,
                                                                                          2000                      1999
                                                                                 -----------------         -----------------
                                                                                      (Unaudited)               (Unaudited)
     Cash flows provided by operating activities:
      Net income (loss)                                                                 $  7,792                 $   2,334
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
        Depreciation and amortization                                                     18,345                    41,850
        Provision for inventory and accounts receivable                                      (39)                     (427)
        Non-operating early debt extinguishments loss                                       ----                      ----
        Foreign currency (gains) losses                                                     (636)                   (1,375)
        (Gain) loss on sale of equipment                                                      44                      (241)
        Changes in assets and liabilities:
         Accounts receivable                                                             (13,053)                    9,843
         Inventories                                                                         728                    (1,889)
         Prepaid expenses and other assets                                                (5,280)                  (20,780)
         Advances (to) from affiliates-trade                                                ----                    (6,190)
         Accounts payable                                                                 (6,694)                  (22,193)
         Accrued expenses and other current                                                  401                     7,040
         liabilities
         Other long-term liabilities                                                       1,856                    (2,087)
                                                                                         _______                   _______
        Net cash provided by (used in) operating activities                                3,464                     5,885
                                                                                         _______                   _______

     Cash flows used in investing activities:
      Acquisition of property and equipment                                              (36,378)                  (29,062)
      Proceeds from sale of equipment                                                     15,018                     1,263
      Purchase of IP                                                                     (12,655)                     ----
      Purchase of CPM                                                                    (42,194)                     ----
                                                                                         _______                   _______
        Net cash used in investing activities                                            (76,209)                  (27,799)
                                                                                         _______                   _______
     Cash flows provided by financing activities:
      Advances (to) from employees and affiliates                                           (225)                   (4,430)
      Proceeds from short-term loans                                                      25,700                     1,169
      Repayment of short-term loans                                                       (9,800)                  (19,469)
      Proceeds from term loans                                                            53,311                   300,000
      Repayment of long-term debt and capital leases                                      (1,400)                 (133,615)
      Payments made to extinguish debt early                                                ----                      ----
      Dividend paid                                                                         ----                    (9,435)
      Net proceeds from stock issuance                                                       583                   123,415
      Contributions to (withdrawals from) paid in capital                                   ----                  (270,917)
                                                                                         _______                   _______
        Net cash provided by (used in) financing activities                               68,169                   (13,282)
                                                                                         _______                   _______
     Effect on cash from changes in exchange rates                                          ----                    15,340
                                                                                         _______                   _______
     Net increase (decrease) in cash                                                      (4,576)                  (19,856)
     Cash and cash equivalents at beginning of period                                     32,117                    68,767
                                                                                         _______                   _______
     Cash and cash equivalents at end of period                                         $ 27,541                 $  48,911
                                                                                         =======                   =======



The accompanying notes form an integral part of these condensed consolidated financial statements

                                 ChipPAC, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended June 30, 2000
                                  (Unaudited)

Note 1: Interim Statements

 In the opinion of management of ChipPAC, Inc. ("ChipPAC"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. ChipPAC believes that the disclosures are adequate to make the information not misleading. However, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 1999 included in ChipPAC's 2000 Registration on Form S-1 (Registration No. 333-39428) as declared effective by the Securities and Exchange Commission on August 8, 2000.

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

 On August 5, 1999, affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital Ltd., which we refer to collectively as the "Equity Investors", and management acquired a controlling interest in the Company from Hyundai Electronics and Hyundai Electronics America, the prior stockholders, through a series of transactions, including a merger into ChipPAC, Inc. of a special purpose corporation organized by the Equity Investors. The merger was structured to be accounted for as a recapitalization. Specifically:

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

 The financial statements for the period subsequent to the recapitalization and as at December 31, 1999 and June 30, 2000 have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances have been eliminated on consolidation.

  For the comparative disclosures for the three months and six months ended June 30, 2000, the Company represents the combination of four corporations then owned by Hyundai Electronics Industries Co., Ltd (HEI) and Hyundai Electronics America
(HEA). These four corporations are ChipPAC, Inc. (CPI), ChipPAC Korea Co., Ltd
(CPK) ChipPAC Assembly and Test Co. Ltd. (CATS) and Hyundai Electronics Co. (Shanghai) Ltd., (HECS). Accordingly the financial statements for the comparative periods are prepared on a combined basis. These comparative financial statements include the accounts of CPI, CPK, HECS and CATS, or the divisional accounts of the predecessor Assembly and Test Divisions for periods prior to the business transfers referred to above, and reflect the combined financial position, results of operations, and cash flows of these entities. All inter-company or inter-divisional transactions have been eliminated in the combination.

Foreign Currency Translation

 Upon completion of the recapitalization on August 5, 1999, management decided to change the functional currency of its foreign operations to the US Dollar effective October 1,1999. Previously, the Company's functional currencies of its foreign operations were the respective local currencies and the net of the effect of the translation of the accounts of the foreign operation was included in equity as a cumulative translation adjustment.


Note 2: Acquisition of Malaysian business from Intersil

On June 30, 2000, the Company consummated its acquisition of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $70.0 million in cash and preferred stock. In connection with the acquisition, we entered into a five-year supply agreement with Intersil to provide assembly and test services on an exclusive basis. The Malaysian business increases our exposure to high growth advanced communications products, provides a presence in Malaysia and enhances our intellectual property in key areas. In addition, the Malaysian business expands our mixed-signal testing capabilities and provides us with critical expertise in RF testing. For its fiscal year ended July 2, 1999, all revenue of the Malaysian business was intercompany revenue with Intersil.

The acquisition has been accounted for using purchase accounting. Under purchase accounting, the total purchase price of the Malaysian business is allocated to the acquired assets and liabilities based on their relative fair values as of the closing date of the acquisition. We are undertaking a study to determine the final allocation of the total purchase price to the various assets acquired and the liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below, and these differences may be significant. The purchase price of $70.0 million represents the total of the cash consideration and the estimated fair value of the Class C preferred stock exchanged for the whole of the outstanding issued shares of the Malaysian business and certain intellectual property. The amount and components of the purchase price and the preliminary allocation of the purchase price to assets purchased and liabilities assumed are as follows:


                                                                  (in millions)

Purchase Price:
Cash consideration...............................................     $52.5
Estimated fair value of Class C preferred stock..................      15.8
Estimated expenses...............................................       3.5
Less: payment due from Intersil...................................     (1.8)
                                                                       -----
                                                                      $70.0
                                                                       =====

Allocation of Purchase Price:
 Estimated fair value of
  Buildings.....................................................     $16.9
  Plant and equipment...........................................      56.9
  Intellectual property.........................................      12.7
  Restructuring accrual.........................................      (5.0)
  Deferred taxes................................................      (4.1)
  Net other assets and liabilities..............................      (7.4)
                                                                     -----
                                                                     $70.0
                                                                     =====

 There is no goodwill arising from the acquisition of the Malaysian business. The estimated fair value of total assets acquired and liabilities assumed exceeded the purchase price, resulting in negative goodwill of $56.1 million. The negative goodwill has been allocated in full to non-current assets as summarized below:


                                     Estimated  Negative
                                     Fair       Goodwill    Adjusted
Non-current asset                    Value      Allocated   Fair Value
----------------------------------------------------------------------
                                             (in millions)

Land and Buildings...........       $ 27.9      $(11.0)      $16.9
Plant and equipment..........         93.9       (37.0)       56.9
Intellectual property........         20.9        (8.2)       12.7
                                    ------      ------       -----
                                    $142.7      $(56.2)      $86.5
                                    ======      ======       =====

Intellectual property primarily consists of trade secrets and patents. The Company expects that the estimated average useful life of these assets will be seven years. An accrual of $5.0 million has been established for expected costs of restructuring the Malaysian business. These one time non-recurring costs are expected to be incurred in connection with factory reorganization, product discontinuance and employee related costs.

 The terms of the acquisition of the Malaysian business require, for the period from the closing of the acquisition to June 30, 2003, the payment of additional contingent incentive payments to the seller based on the achievement of milestones with respect to the transfer of the seller's packaging business, currently subcontracted by the seller to a third party, to us. These contingent payments will be recorded as additional purchase price if and when earned and paid on a quarterly basis. In the event that Intersil were to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate.

The results of operations of the Malaysian business will be included with those of the Company for periods subsequent to the date of acquisition. Set forth below is the unaudited proforma combined summary of operations of the Company for the six months ended June 30, 2000 and 1999, as if the acquisition had been made on January 1, 1999 (in thousands).

                                      Six Months Ended June 30:
                                      2000           1999
                                      --------       --------
          Net sales                   $277,658       $222,716
          Net income                  $ 11,534       $  6,237

          Earnings per share
            Basic                     $   0.23       $   0.16
                                      ========       ========
            Diluted                   $   0.22       $   0.16
                                      ========       ========

          Shares used in per share
            calculation
            Basic                       49,516         38,861
                                      ========       ========
            Diluted                     53,456         38,861
                                      ========       ========

Note 3: Property, Plant and Equipment

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

 The net book values of assembly and test product equipment and furniture and fixtures already in use are now being depreciated over the remaining useful life, based on eight years from the date such assets were originally placed in service. This change resulted in depreciation expense in the quarter ended
June 30, 2000 and the six months ended June 30, 2000 being $6.9 million and $13.6 million, respectively, lower than would have been recorded using five year lives.

Note 4: Inventories

                                   June 30,     December 31,
                                     2000           1999
                                   -------      ------------
      (In thousands)

 Raw materials.................    $15,644        $12,274
 Work-in-process...............      3,972          3,003
 Finished goods................        735          2,220
                                   -------        -------
  Total........................    $20,351        $17,497
                                   =======        =======

Note 5: Earnings per share

Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

Three months ended June 30, 2000 and 1999:

                                                    June 30, 2000              June 30, 1999
                                              -------------------------  -------------------------
                                                              Per-Share                  Per-Share
                                              Income  Shares   Amount    Income  Shares   Amount
                                              ------  ------  ---------  ------  ------  ---------
                                                    (In thousands, except per share amounts)
Basic EPS:
  Net income................................   5,632  49,753       0.11     530  38,861       0.01
Effects of dilutive securities:
  Stock options and warrants................  (2,812)  3,950       0.01               -          -
Diluted EPS:
  Net income................................   2,820  53,703       0.05     530  38,861       0.01

Six months ended June 30, 2000 and 1999:

                                                    June 30, 2000              June 30, 1999
                                              -------------------------  -------------------------
                                                              Per-Share                  Per-Share
                                              Income  Shares   Amount    Income  Shares   Amount
                                              ------  ------  ---------  ------  ------  ---------
                                                    (In thousands, except per share amounts)
Basic EPS:
  Net income................................   7,797  49,516       0.16   2,334  38,861       0.06
Effects of dilutive securities:
  Stock options and warrants................  (5,527)  3,940       0.02               -          -
Diluted EPS:
  Net income................................   2,270  53,456       0.04   2,334  38,861       0.06

In anticipation of the initial public offering (Note 9), the Company declared a
0.38098771 for 1 reverse stock split of the common stock. All periods presented have been restated to give effect to this split.

Note 6: Comprehensive Income

In fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income refers to the change in the equity of a company during a period from transactions except those resulting from investments by owners and distributions to owners. ChipPAC adopted this statement as of the first quarter of 1998. Accumulated other comprehensive income at December 31, 1999 and June 30, 2000 comprised cumulative gains and losses prior to the change of functional currency to the U.S. dollar for the overseas operations on October 1, 1999.


Note 7: Segment Reporting

The Company is engaged in one industry segment, the packaging and testing of integrated circuits.

Note 8: Equity and debt transactions

In connection with our acquisition of the Malaysian business, we added a $55.0 million term C loan to our senior credit facilities and we obtained the ability to increase our revolving credit line by $25.0 million without further consent from our existing lenders. The proceeds of the term C loan were used to finance our acquisition of the Malaysian business and pay transaction fees and expenses. Subsequent to the Initial Public Offering (Note 9), the loan was repaid in full.

Further, in connection with the acquisition of the Malaysian business we issued 17,500 shares of Class C Preferred Stock to Intersil as part of the purchase consideration. The Class C preferred stock has an aggregate liquidation preference of $17.5 million, plus all accreted and unpaid dividends. Dividends on the Class C preferred stock accrete at a rate of 5.0% per annum. The Class C preferred stock automatically converted into shares of Class A common stock upon the Initial Public Offering (Note 9). Fifty percent of these shares converted at the initial public offering price and the remaining 50% of these shares converted at 90% of the initial public offering price.

Note 9: Subsequent Events

Initial Public Offering, the Reclassification, the Reverse Stock Split and Adoption of new stock plans

On August 8, 2000 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of the Company's Class A common stock. In connection with the closing of the initial public offering the Company issued 10,000,000 shares of Class A Common Stock in for gross proceeds of $120.0 million. The Company concurrently completed the private placements described below. The total proceeds from the offering and the concurrent private placements, net of issuance costs, was $131.5 million. The net proceeds have been used to redeem in full the Class B Preferred Stock and to repay senior credit facilities of $55.6 million.

On August 18, 2000, in connection with the underwriters exercise of their overallotment option to purchase additional shares of the Company's Class A common stock, the Company issued an additional 1,500,000 shares of Class A common stock for gross proceeds of $18.0 million. Total proceeds from the issuance of the additional shares, net of issuance costs, was $16.9 million. The net proceeds from the sale of the additional shares will be used for general corporate purposes.

Upon the effectiveness of the initial public offering, the Company effected a reclassification of its capital stock. The reclassification was effected pursuant to a merger of the Company with and into a newly formed, wholly owned subsidiary of the Company that was incorporated under the laws of the State of Delaware. The merger had the effect of reincorporating the Company under the laws of the State of Delaware. In connection with the merger, each outstanding share of Class L common stock was reclassified into one share of Class A common stock, plus an additional number of shares of Class A common stock determined by dividing the preference amount accreted by the initial public offering price.

In connection with the closing of the initial public offering, all outstanding shares of Class A convertible preferred stock and Class C preferred stock was automatically converted into an aggregate of 4,349,254 shares of Class A common stock.

In contemplation of the initial public offering, the Company effected a
0.38098771 for 1 reverse stock split of its capital stock. In addition, the Board of Directors and stockholders adopted the 2000 Equity Incentive Plan and 2000 Employee Stock Purchase Plan.

Concurrent private placement

On July 13, 2000, Qualcomm agreed to enter into a three-year supply agreement with us under which we will provide packaging and test services for integrated circuit devices for Qualcomm and to purchase from us $25.0 million of our Class A common stock at a purchase price per share equal to 95% of the Initial Public Offering price. Based on the initial public offering price of $12.00, Qualcomm purchased 2,192,983 shares of Class A Common Stock.

Equity investors

At the time of our 1999 recapitalization, we entered into advisory agreements with certain Equity Investors under which the Equity Investors may provide financial, advisory and consulting services to us in exchange for fees billed at the their customary rates for actual time spent performing these services. Commencing with the three months ended March 31, 2000, the Equity Investors were entitled to an annual advisory fee for the remaining term of the advisory agreement. Each advisory agreement was to remain in effect for an initial term of ten years

The Company and the Equity Investors agreed to terminate the advisory agreements upon the closing of the Initial Public Offering in exchange for a one-time aggregate payment of $8.0 million consisting of a $3.6 million cash payment and the issuance of $4.4 million of our Class A common stock at a price per share equal to the initial public offering price in a private placement concurrently with the closing of the offering. The Company will record a one time charge to income of $8.0 million in the third quarter of fiscal 2000 in respect of this agreement termination.

Note 10: Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

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

                                              ChipPAC, Inc.
                                    Supplemental Combining Condensed
                                             Balance Sheets
                                              June 30, 1999
                                             (In thousands)
                                               (Unaudited)


                                                     Guarantors          Non-Guarantor
                                               ---------------------- -------------------
                                                  CPI         CPK             CPS          Eliminations     Combined
                                               ---------  ----------- ------------------- ---------------- -------------
Assets
  Current assets:
    Cash and cash equivalents                   $ 31,102   $  9,369          $  8,440                -     $ 48,911
    Intercompany accounts receivable              11,512    116,868             2,611        ($130,991)           -
    Accounts receivable from customers            22,800     10,171                81                -       33,052
    Inventories                                        5     10,957               283                -       11,245
    Deferred taxes                                   420      1,056                 -                -        1,476
    Prepaid expenses & other current assets          459      3,037               665                -        4,161
                                                  ------     ------            ------           ------       ------
    Total current assets                          66,298    151,458            12,080         (130,991)      98,845

  Property, plant and equipment, net               6,164    135,696            81,129                -      222,989
  Intercompany loans receivable                        -          -                 -                -            -
  Other assets                                     4,828      3,296                 -           (4,800)       3,324
                                                  ------     ------            ------           ------       ------
     Total assets                               $ 77,290   $290,450          $ 93,209        ($135,791)    $325,158
                                                  ======    =======            ======          =======      =======

Liabilities and Equity
  Current liabilities:
    Intercompany accounts payable               $ 98,785   $  2,703          $ 29,503        ($130,991)           -
    Payable to affiliate                             443          -             7,187                -     $  7,630
    Accounts payable                               2,023     31,383               997                -       34,403
    Accrued expenses and other liabilities         1,355      6,620             3,730                -       11,705
    Short-term debt                                    -        918             9,700                -       10,618
    Current portion of long-term debt                  -     24,266            10,781                -       35,047
                                                  ------     ------            ------           ------       ------
    Total current liabilities                    102,606     65,890            61,898         (130,991)      99,403

    Long-term debt, less current portion               -     81,130                 -                -       81,130
    Intercompany loans payable                         -    (12,057)           12,057                -            -
    Other long-term liabilities                        -      2,417                 -                -        2,417
                                                  ------     ------            ------           ------       ------
      Total liabilities                          102,606    137,380            73,955         (130,991)     182,950
                                                 -------    -------            ------          -------      -------

Shareholders' and divisional equity
  Preferred stock and paid in capital             16,669    111,724            78,096           (4,800)     201,689
  Shareholder receivable-HEA                     (37,211)         -                 -                -      (37,211)
  Accumulated earnings (deficit)                  (4,774)    26,666           (59,310)               -      (37,418)
  Accumulated other comprehensive income (loss)        -     14,679               469                -       15,148
                                                  ------     ------            ------           ------       ------
      Shareholders' and divisional equity        (25,316)   153,070            19,255           (4,800)     142,208
                                                  ------    -------            ------           ------      -------
  Total liabilities and equity                  $ 77,290   $290,450          $ 93,209        ($135,791)    $325,158
                                                  ======    =======            ======          =======      =======

The accompanying notes form an integral part of these condensed consolidated financial statements

                                 ChipPAC, Inc.
                            Supplemental Combining
                      Condensed Statements of Operations
                        Six Months Ended June 30, 1999
                                (In thousands)
                                  (Unaudited)

                                                   Guarantors            Non-Guarantor
                                             -----------------------    ---------------
                                               CPI         CPK               CPS           Eliminations       Combined
                                             -------     --------       ---------------    --------------    ------------
Revenue
   Intercompany revenue                            -     $147,441           $  5,524         ($152,965)              -
   Customer revenue                          155,646       10,648                107                 -        $166,401
                                             -------      -------           --------         ---------        --------
   Revenue                                   155,646      158,088              5,632          (152,965)        166,401

Cost of revenue                              147,784      136,814             12,426          (153,724)        143,300
                                             -------      -------           --------         ---------        --------

Gross profit                                   7,862       21,274             (6,794)              759          23,101

Operating expenses:
   Selling, general & administrative           6,246        3,088                  -                 -           9,333
   Research & development                      3,016        2,972                  -                 -           5,988
   Change of control expenses                      -            -                  -                 -               -
                                             -------      -------           --------         ---------        --------
   Total operating expenses                    9,262        6,059                  -                 -          15,321
                                             -------      -------           --------         ---------        --------
Operating income                              (1,400)      15,214             (6,794)              759           7,780

Non-operating Income (Expense)
   Interest income                               370        1,101                268                 -           1,739
   Interest expense                                -       (4,157)            (1,637)                -          (5,794)
   Foreign currency gains (losses)                (1)       1,392                (16)                -           1,375
   Other income (expenses), net                   (6)         913                  3              (759)            182
                                             -------      -------           --------         ---------        --------
   Non-operating income (expenses)               363         (752)            (1,350)             (759)         (2,498)
                                             -------      -------           --------         ---------        --------
Income (loss) before income taxes            (1,037)      14,463             (8,144)                -           5,282
Provision for (benefit from) income taxes         3        2,945                  -                 -           2,948
                                             -------      -------           --------         ---------        --------
Income before extraordinary item              (1,040)      11,518             (8,144)                -           2,334
Extraordinary item:
   Loss from early extinguishment of debt,
    net of related income tax benefit                           -                  -                 -               -
                                             -------      -------           --------         ---------        --------
Net Income (loss)                            ($1,040)    $ 11,518            ($8,144)                -        $  2,334
                                             =======      =======           ========         =========        ========

The accompanying notes form an integral part of these condensed consolidated financial statements

                                 ChipPAC, Inc.
                            Supplemental Combining
                         Condensed Statements of Cash
                                     Flows
                        Six Months Ended June 30, 1999
                                (In thousands)
                                  (Unaudited)


                                                         Guarantors             Non-Guarantor
                                                    -------------------        ---------------
                                                      CPI       CPK                   CPS           Eliminations       Combined
                                                    --------  ---------         ---------------    --------------    -------------
Cash flows from operating activities:
  Net Income                                        ($1,040)  $  11,518            ($8,144)        $       0        $   2,334
  Adjustments to reconcile net income

    Depreciation and amortization                       663      36,101              5,086                 -           41,850
    Provision for inventory and receivables             (45)       (382)                 -                 -             (427)
    Non-operating early debt extinguishment loss
    Foreign currency (gains) losses                       -      (1,375)                 -                 -           (1,375)
    (Gain) loss on external
       sales of equipment                                 -        (241)                 -                 -             (241)

Changes in assets and liabilities:
  Intercompany accounts receivable                     (667)     (9,944)              (664)           11,275                -
  Accounts receivable                                11,986      (2,062)               (81)                -            9,843
  Inventories                                            (5)     (1,816)               (68)                -           (1,889)
  Prepaid expenses and other assets                  (5,205)    (20,055)              (320)            4,800          (20,780)
  Advances (to) from affiliates-trade                     -      (6,190)                 -                 -           (6,190)
  Intercompany accounts payable                      15,229         664             (4,618)          (11,275)               -
  Accounts payable                                     (260)    (21,122)              (811)                -          (22,193)
  Accrued expenses & other liabilities                  222       6,136                682                 -            7,040
  Other long-term liabilities                             -      (2,087)                 -                 -           (2,087)
  Net cash provided by operating activities          20,878     (10,855)            (8,938)            4,800            5,885
                                                     ------      ------             ------            ------           ------
Cash flows used in investing activities:
  Acquisition of property and equipment              (1,019)    (26,983)            (5,289)            4,229          (29,062)
  Proceeds, external equipment sales                      -       5,455                 37            (4,229)           1,263
                                                     ------      ------             ------            ------           ------
  Net cash used in investing activities              (1,019)    (21,528)            (5,252)                -          (27,799)
                                                     ------      ------             ------            ------           ------
Cash flows provided by financing activities:
  Loans & advances with affiliates                        -           -             (4,430)                -           (4,430)
  Proceeds from short-term loans                        416         753                  -                 -            1,169
  Repayment of short-term loans                           -     (13,469)            (6,000)                -          (19,469)
  Proceeds from term loans                                -     300,000                  -                 -          300,000
  Repayment, term loans and
    capital leases                                        -    (128,225)            (5,390)                -         (133,615)
  Payments made to extinguish debt early                  -           -                  -                 -                -
  Dividend paid                                           -      (9,435)                 -                 -           (9,435)
  Issuance of stock                                       -     123,415                  -                 -          123,415
  Contributions (withdrawals) of capital                  -    (290,919)            24,802            (4,800)        (270,917)
                                                     ------      ------             ------            ------           ------
  Net cash provided by financing activities             416     (17,880)             8,982            (4,800)         (13,282)
                                                     ------      ------             ------            ------           ------
Effect from changes in exchange rates                     -      15,340                  -                 -           15,340
                                                     ------      ------             ------            ------           ------
 Net increase (decrease) in cash                     20,275     (34,923)            (5,209)                -          (19,856)

Cash and equivalents at beginning of period          10,827      44,293             13,647                 -           68,767
                                                     ------      ------             ------            ------           ------
 Cash and equivalents at end of period             $ 31,102   $   9,369           $  8,440                 -        $  48,911
                                                     ======      ======             ======            ======           ======


The accompanying notes form an integral part of these condensed consolidated financial statements

                                 ChipPAC, Inc.
              Supplemental Condensed Consolidating Balance Sheets
                                 June 30, 2000
                                (In thousands)


                                                     Parent                               Non-
                                                    Guarantor  Issuer                  Guarantor
                                                 -------------------------    Other   ------------
                                                     CPI      CP Int'l     Guarantors     CPS      Eliminations   Consolidated
                                                 --------------------------------------------------------------------------------
Assets
  Current assets:
    Cash and cash equivalents                       $    124   $    234     $ 22,902    $  4,281     $        0      $  27,541
    Intercompany accounts receivable                   6,025     20,816       36,541      14,859        (78,241)             -
    Accounts receivable from customers                     5          -       54,653          85              -         54,743
    Inventories                                            -          -       17,513       2,838              -         20,351
    Deferred taxes                                         -          -          836           -              -            836
    Prepaid expenses & other current assets              265          -        3,650       1,874              -          5,789
                                                    --------   --------     --------    --------     ----------      ---------
         Total current assets                          6,419     21,050      136,095      23,937        (78,241)       109,260

  Property, plant and equipment, net                   6,677          -      219,993      81,546              -        308,216
  Intercompany loans receivable                            -    323,500            -     (34,000)      (289,500)             -
  Investment in subsidiaries                         110,606     32,340      206,131           -       (349,077)             -
  Other assets                                            31     14,875      119,351           -       (100,000)        34,257
                                                    --------   --------     --------    --------     ----------      ---------
         Total assets                               $123,733   $391,765     $681,570    $ 71,483      ($816,818)     $ 451,733
                                                    ========   ========     ========    ========     ==========      =========
Liabilities and Equity
  Current liabilities:
    Short term bank borrowings                      $      0   $ 15,900     $      0    $      0     $        0      $  15,900
      Intercompany accounts payable                        -         58       48,532      29,651        (78,241)             -
      Accounts payable                                   371         40       44,483       6,077              -         50,971
      Accrued expenses and other liabilities           7,422     10,614       19,353       5,081         (4,491)        37,979
      Deferred taxes                                       -          -            -           -              -              -
      Short-term debt                                      -          -            -           -              -              -
      Current portion of long-term debt                    -      9,350            -           -              -          9,350
                                                    --------   --------     --------    --------     ----------      ---------
         Total current liabilities                     7,793     35,962      112,368      40,809        (82,732)       114,200

      Long-term debt, less current portion                 -    344,250            -           -              -        344,250
      Intercompany loans payable                           -          -      289,500           -       (289,500)             -
      Other long-term liabilities                        240          -        9,012           -              -          9,252
                                                    --------   --------     --------    --------     ----------      ---------
         Total liabilities                             8,033    380,212      410,880      40,809       (372,232)       467,702
                                                    --------   --------     --------    --------     ----------      ---------
Mandatorily redeemable preferred stock               104,291          -            -           -              -        104,291

Shareholders' and divisional equity
  Common stock                                           529          -            -           -              -            529
  Common stock-Subsidiaries                                -     14,569      189,948                   (204,517)             -
  Warrants-common stock A                              1,250          -            -           -              -          1,250
  Additional paid in capital                          86,929        (25)         (26)          -              -         86,878
  Receivable from shareholder                         (1,353)         -            -           -              -         (1,353)
  Divisional equity, net of capital distributions    (58,656)         -       29,623      85,096       (223,777)      (167,714)
  Accumulated earnings (deficit)                     (17,290)    (2,991)      42,440     (54,885)       (16,292)       (49,019)
  Accumulated other comprehensive income (loss)            -          -        8,705         464              -          9,169
                                                    --------   --------     --------    --------     ----------      ---------
         Shareholders' and divisional equity          11,409     11,553      270,690      30,674       (444,586)      (120,260)
                                                    --------   --------     --------    --------     ----------      ---------
Total liabilities and equity                        $123,733   $391,765     $681,570    $ 71,483      ($816,818)     $ 451,733
                                                    ========   ========     ========    ========     ==========      =========

The accompanying notes form an integral part of these condensed consolidated financial statements

                         Supplemental Combining
                         Condensed Statements of
                               Operations
                        Six Months Ended June 30,
                                  2000
                             (In thousands)


                                                      Parent                                  Non-
                                                     Guarantor     Issuer                  Guarantor
                                                   ------------------------     Other   -------------
                                                        CPI       CP Int'l    Guarantors      CPS       Eliminations   Consolidated
                                                   --------------------------------------------------------------------------------
   Revenue
     Intercompany revenue                             $ 14,425     $      0      ($5,758)     $23,030       ($31,697)      $      0
     Customer revenue                                        -            -      206,445            3              -        206,448
                                                        ______       ______       ______       ______         ______         ______
     Revenue                                            14,425            -      200,687       23,033        (31,697)       206,448

   Cost of revenue                                         322            -      157,109       19,723        (17,272)       159,882
                                                        ______       ______       ______       ______         ______         ______

   Gross profit                                         14,103            -       43,578        3,310        (14,425)        46,566


   Operating expenses:
     Selling, general & administrative                  10,856           21       17,886            -        (14,425)        14,338
     Research & development                              2,522            -        2,619            -              -          5,141
                                                        ______       ______       ______       ______         ______         ______
     Total operating expenses                           13,378           21       20,505            -        (14,425)        19,479
                                                        ______       ______       ______       ______         ______         ______
   Operating income                                        725          (21)      23,073        3,310              -         27,087

   Non-operating Income (Expense)
     Interest income                                   (10,352)      15,363       15,903           37        (20,566)           385
     Interest expense                                   10,383      (19,357)     (29,234)      (1,724)        20,568        (19,364
     Foreign currency gains (losses)                         -            -        1,032          (58)             -            974
     Income (loss) from investment in subsidiaries       5,697        1,808       18,763            -        (26,268)             -
     Other income (expenses), net                          137            -           48          474             (1)           658
                                                        ______       ______       ______       ______         ______         ______
     Non-operating income (expenses)                     5,865       (2,186)       6,512       (1,271)       (26,267)       (17,347
                                                        ______       ______       ______       ______         ______         ______
   Income (loss) before income taxes                     6,590       (2,207)      29,585        2,039        (26,267)         9,740

   Provision for (benefit from) income taxes             3,084          162        3,206            -         (4,504)         1,948
                                                        ______       ______       ______       ______         ______         ______
   Net Income (loss)                                  $  3,506      ($2,369)    $ 26,379      $ 2,039       ($21,763)      $  7,792
                                                        ======       ======       ======       ======         ======         ______

The accompanying notes form an integral part of these condensed consolidated financial statements

                                 ChipPAC, Inc.
                            Supplemental Combining
                            Condensed Statements of
                                  Cash Flows
                           Six Months Ended June 30,
                                     2000
                                (In thousands)


                                                         Parent                             Non-
                                                       Guarantor    Issuer                Guarantor
                                                     -----------------------     Other   ------------
                                                          CPI      CP Int'l   Guarantors    CPS         Eliminations   Consolidated
                                                     -------------------------------------------------------------------------------
Cash flows from operating activities:
  Net Income                                           $  3,506     ($2,369)    $ 26,380     $ 2,039    ($21,764)      $  7,792
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities

    Depreciation and amortization                           847       1,029       12,878       3,591           -         18,345
    Provision for inventory and receivables                 376           -         (415)          -           -            (39)
    Foreign currency (gains) losses                           -           -         (636)          -           -           (636)
    (Gain) loss on external sales of equipment                -           -          186        (142)          -             44
    Equity income from investment in subsidiaries        (5,697)     (1,808)     (18,763)          -      26,268              -

  Changes in assets and liabilities:                          -           -            -           -           -
    Intercompany accounts receivable                        753     (16,881)       5,693      (6,060)     16,495              -
    Accounts receivable                                     (33)          -      (12,955)        (65)          -        (13,053)
    Inventories                                               -           -        3,400      (2,672)          -            728
    Prepaid expenses and other assets                      (444)          -       (3,234)     (1,602)          -         (5,280)
    Intercompany accounts payable                            28          58       18,346      (1,937)    (16,495)             -
    Accounts payable                                       (849)          -      (10,273)      4,428           -         (6,694)
    Accrued expenses & other liabilities                  2,955       1,569         (999)      1,380      (4,504)           401
    Other long-term liabilities                               -           -        1,856           -           -          1,856
                                                         ------      ------       ------      ------      ------         ------
    Net cash provided by operating activities             1,442     (18,402)      21,464      (1,040)          -          3,464
                                                         ------      ------       ------      ------      ------         ------
Cash flows used in investing activities:
  Acquisition of property and equipment                  (1,230)          -      (28,825)     (7,401)      1,078        (36,378)
  Proceeds, external equipment sales                          -           -       15,737         359      (1,078)        15,018
  Investment in subsidiaries                            (17,296)          -      (65,486)          -      40,588        (42,194)
  Purchase of intangible assets                               -           -      (12,655)          -           -        (12,655)
                                                         ------      ------       ------      ------      ------         ------
  Net cash used in investing activities                 (18,526)          -      (91,229)     (7,042)     40,588        (76,209)
                                                         ------      ------       ------      ------      ------         ------
Cash flows provided by financing activities:
  Loans and advances (to) from employees-net               (225)          -            -           -           -           (225)
  Proceeds from short-term loans                              -      25,700            -           -           -         25,700
  Repayment of short-term loans                               -      (9,800)           -           -           -         (9,800)
  Net proceeds from long-term loans                           -      52,809          502           -           -         53,311
  Repayment of term loans                                     -      (1,400)           -           -           -         (1,400)
  Intercompany loan (advances) payments                       -     (52,500)      52,500           -           -              -
  Intercompany capital contributions                          -         379       17,423       7,000     (24,802)             -
  Net proceeds from common stock issuance                   640         (26)         (31)          -           -            583
  Net proceeds from mandatorily redeemable
    preferred stock issuance                             15,786           -            -           -     (15,786)             -
                                                         ------      ------       ------      ------      ------         ------
  Net cash provided by financing activities              16,201      15,162       70,394       7,000     (40,588)        68,169
                                                         ------      ------       ------      ------      ------         ------
Net increase (decrease) in cash                            (883)     (3,240)         629      (1,082)          -         (4,576)
Cash and equivalents at beginning of period               1,007       3,474       22,273       5,363           -         32,117
                                                         ------      ------       ------      ------      ------         ------
Cash and equivalents at end of period                  $    124    $    234     $ 22,902     $ 4,281     $     0       $ 27,541
                                                         ======      ======       ======      ======      ======         ======




The accompanying notes form an integral part of these condensed consolidated financial statements

Item 2 : Management's discussion and analysis of financial condition and results of operations


All references are to ChipPAC's fiscal quarters ended June 30, 2000("Q2 2000"), and June 30, 1999("Q2 1999"), unless otherwise indicated. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to future operating results and business plans of ChipPAC. We use words such as "anticipates", "believes", "expects", "future", "intends" and similar expressions to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this report.

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

 Our revenues consist of fees charged to our customers for the packaging and testing of their integrated circuits, which we refer to as ICs. From 1995 to 1999, net revenues increased from $179.2 million to $375.5 million, primarily from the growth of BGA packaging. We are one of the largest providers of outsourced BGA packaging services worldwide and the main supplier of BGA packaging services to Intel, whom we believe is the largest consumer of these products and represented over 40% of the BGA independent packaging market in 1999. The capital investments made by Hyundai Electronics from 1995 to 1997 totaled approximately $300.0 million and provided us with the capacity necessary to support this growth in advanced packaging services, along with providing capacity to support future growth. By 1998, we possessed the scale required to provide our services to other customers who required BGA packaging services. We also have a significant business in leaded packaging, which accounted for 29.1% and 32.7% of our revenue in 1999 and during the three months ended June 30, 2000, respectively.

Malaysian Business

On June 30, 2000, we consummated our acquisition of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $70.0 million in cash and preferred stock. In connection with the acquisition, we entered into a five-year supply agreement with Intersil to provide assembly and test services on an exclusive basis. The Malaysian business increases our exposure to high growth advanced communications products, provides a presence in Malaysia and enhances our intellectual property in key areas. In addition, the Malaysian business expands our mixed-signal testing capabilities and provides us with critical expertise in RF testing. The Malaysian business had revenues of $83.7 million, $80.4 million and $110.5 million for the fiscal years ended June 27, 1997, July 3, 1998 and July 2, 1999, respectively. All of these revenues represented intercompany sales to Intersil.


Results of Operations

Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

Revenues

Revenues were $109.0 million and $206.4 million for the three months and six months ended June 30, 2000, respectively, an increase of 34.8% and 24.1% over the prior year periods, respectively. The communications end market was the fastest growing end market with 124% and 99.4% growth over the prior year three month and six month periods, respectively.

Test revenues for the quarter ended and six months ended June 30, 2000 were $7.4 million and $12.9 million, respectively, an increase of 247.8% and 268.1% over
the prior year periods, respectively.   Laminate product assembly revenues for
the quarter ended and six months ended June 30, 2000 were $64.3 million and $122.3 million, respectively, an increase of 23.4% and 6.9% over the prior year periods. Leaded product assembly revenues were $37.3 million and $71.2 million for the quarter ended and six months ended June 30, 2000, respectively, an increase of 39.9% and 47% over the prior year periods, respectively.

Our total packaging unit volume was 412.4 million and 759.7 million for the three months and six months ended June 30, 2000, an increase of 61% and 81.8%, respectively, over the prior year periods. Leaded product assembly unit volume increased by 53.9% and 78.9%, respectively, over the prior year three and six month periods. Laminate product assembly unit volume increased by 137.7% and 107.1%, respectively, over the comparable prior year periods.

Gross Profit

Gross profit during the three months and six months ended June 30, 2000 was $26.1 million and $46.6 million, respectively and increased by 169.9% and 101.6%, respectively, over the comparable prior year periods. Gross margin percentage was 24.0% and 22.6% for the three months and six months ended June 30, 2000, an increase of 100% and 62.6%, respectively, over the comparable periods in the prior year.

The margin improvement during the three months and six months periods ended June 30, 2000 were primarily attributable to reductions in material costs and increased efficiency in the utilization of our production capacity and labor resources and lower depreciation expense resulting from the change in the estimated useful lives in production equipment made effective from January 1, 2000. This change in accounting estimate resulted in lowered depreciation expense for the three months and six months ended June 30, 2000 of approximately $6.9 million and $13.6 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased to $7.2 million and $14.3 million for the quarter and six months ended June 30, 2000, respectively, an increase of 50.1% and 53.7%, respectively, over the comparable prior year periods. As a percentage of revenue these expenses for the quarter and six months ended June 30, 2000 increased to 6.6% and 6.9%, respectively, from 6% and 5.6% in the prior year periods. This increase in spending was primarily due to additions of management personnel, MIS development, and management advisory fees. The remaining increase was due to additional sales, marketing and customer service headcount in support of the acquisition of new customers.

Research and Development

Research and development expense decreased to $2.5 million and $5.1 million during the three and six months ended June 30, 2000, respectively. This represents a 15.9% decrease and a 14.1% decrease, respectively, in research and development costs over the comparable prior year periods. During both the three and six months ended June 30, 2000 spending on consumable materials, supplies, and tooling was curtailed as we have focused our research efforts on highly collaborative development programs with major customers. Additionally, there were non-recurring start up costs in the first quarter of 1999 associated with the Santa Clara flip-chip and advanced packaging prototype design and development laboratory.

Net Interest Expense

Total outstanding interest bearing debt increased to $369.5 million at June 30, 2000 from $126.8 million at June 30, 1999 due primarily to the recapitalization which occurred on August 5, 1999 and also due to the additional term debt incurred in connection with the acquisition of the Malaysian facility on June 30, 2000. Interest income for the three months and six months ended June 30, 2000, decreased to $0.1 million and $0.4 million, respectively, from $0.8 and $1.7 million during the comparable three and six month periods in 1999.

Foreign Currency Gains (Losses)

Net foreign currency gains were $0.5 million and $0.7 million during the three and six months ended June 30, 2000, respectively, compared to net gains of $0.4 million and $1.4 million during the three and six months ended June 30, 1999, respectively. During 2000 our exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, on October 1, 1999 we changed our functional currency to the U.S. Dollar from the local currencies of our Korean and Chinese subsidiaries. Second, beginning in late 1999 we negotiated and denominated the large majority of our material and equipment purchases in U.S. Dollars.

Income Taxes:
Income tax expense for the quarter and six months ended June 30, 2000 was approximately $1.4 million and $1.9 million, respectively, for an effective tax rate of 20% for both periods. Concurrent with the recapitalization on August 5, 1999, the company was reorganized and as a result now has operations and earnings in jurisdictions with relatively low income tax rates, or where we enjoy tax holidays or other similar tax benefits. Prior to this reorganization of the company, during the three and six months ended June 30, 1999 the company had an income tax benefit of $0.2 million, and income tax expense of $2.9 million, respectively.

Liquidity and Capital Resources

At June 30, 2000 we had and continue to have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. In addition, borrowings of up to $20.0 million are available for acquiring equipment and making other specified capital expenditures under the capital expenditure line of our senior credit facilities. We may borrow and repay under the capital expenditure line until August 5, 2001. Amounts that we repay under the capital expenditure line after August 5, 2001 may not be reborrowed by us later. The final maturity for both these facilities is August 5, 2005. We did not draw upon these facilities in connection with our recapitalization. In connection with our June 30, 2000 acquisition of the Malaysian business, we added a $55.0 million term C loan to our senior credit facilities and we obtained the ability to increase our revolving credit line by $25.0 million without further consent from our existing lenders. The proceeds of the term C loan were partially used to finance the $70 million acquisition of the Malaysian business and pay related transaction fees and expenses.

Our ongoing primary cash needs are for operations and equipment purchases. Prior to our recapitalization, we met a significant portion of our cash requirements from a combination of (1) short- and long-term bank loans and (2) capital contributions from Hyundai, our former owner. All short and long-term debt, loans, leases and other credit facilities existing prior to our recapitalization were repaid and terminated at the recapitalization date. In February 2000, we made an initial borrowing of $13.5 million on our revolving line of credit.

We have spent approximately $36.6 million on capital expenditures during the six months ended June 30, 2000. We also entered into a sale and leaseback transaction during 2000 whereby we sold equipment to an equipment leasing company for cash proceeds of $15 million. We spent approximately $17.6 million in capital expenditures during the six months ended June 30, 1999.

Under the recapitalization agreement, Hyundai Electronics may receive up to an additional $55.0 million of cash during the four-year period beginning January 1, 1999 if we exceed specified levels of EBITDA as described in the recapitalization agreement. Hyundai Electronics is entitled to receive 33.3% of the amount by which our EBITDA, which is defined in the recapitalization agreement.

Under the terms of the agreement relating to our acquisition of the Malaysian business, during the period from June 1, 2000 to June 30, 2003, Intersil will be entitled to receive additional contingent incentive payments based upon the achievement of milestones relating to the transfer of business currently subcontracted by Intersil to a third party. In the event that Intersil were to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate.

As of June 30, 2000, our debt consisted of $369.5 million of borrowings which were comprised of $15.9 million of revolving loans, $203.6 million in term loans and $150.0 million of senior subordinated notes. We also have $104.3 million of preferred stock.

Subsequent to June 30, 2000, we completed an initial public offering and concurrent private placement which generated net cash proceeds of approximately $148.45 million, including the net proceeds from the sale of shares to the underwriters for over subscription in the initial closing. Based upon certain requirements imposed by the senior bank facilities, at least approximately $41 million of the net initial public offering proceeds were required to be used to retire bank term debt. The company has met this minimum requirement and voluntarily used $55 million of the initial public offering net proceeds to retire the term debt acquired to partially finance the acquisition of the Malaysian business.

We believe that our existing cash balances, cash flows from operations, available equipment lease financing, available borrowings under our senior credit facilities and the net proceeds from the completed initial public offering and the concurrent private placement will be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the next twelve months.

Our debt instruments require that we meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio and minimum fixed charge coverage ratio. These debt instruments also contain covenants restricting our operations.

There were no violations of these covenants through June 30, 2000 and we expect to comply with all these covenants during the next twelve months. Therefore, our liquidity and capital resources are not expected to be impacted by these covenants.

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

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

 We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We utilize derivative financial instruments but do not use derivative financial instruments for speculative or trading purposes. We have long-term debt that carries fixed and variable interest rates. A fluctuation in interest rates of 1% would increase our annual interest charge by approximately $1.5 million. A majority of our revenue and capital spending is transacted in U.S. Dollars. We do, however, enter into transactions in other currencies, primarily the Korean Won. With effect from October 1, 1999 we have changed the functional currency of ChipPAC Korea and ChipPAC China from their respective local currencies to the U.S. Dollar. The use of the U.S. Dollar as the functional currency is expected to result in a much lower level of foreign exchange gains and losses in our overseas subsidiaries.

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

Item 2. Changes in Securities and Use of Proceeds

  On August 14, 2000, the Company completed an initial public offering (the "Offering") of its Class A common stock. The managing underwriters in the Offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, FleetBoston
Robertson Stephens Inc. and Thomas Weisel Partners LLC (the "Underwriters").
The shares of Class A common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-
1 (the "Registration Statement") (Reg. No. 333-39428) that was declared effective by the SEC on August 8, 2000. The Offering commenced on August 9, 2000. All 11,500,000 shares of Class A common stock registered under the Registration Statement (including 1,500,000 shares sold pursuant to the exercise of the Underwriters' overallotment option) were sold at a price of $12.00 per share. In connection with the Offering, the Company paid an aggregate of $8,280,000 in underwriting discounts and commissions to the Underwriters.
In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimates except for the fees payable to the SEC,National Association of Securities Dealers, Inc. ("NASD") and
Nasdaq National Market.

-----------------------------------------------------------------------
SEC registration fee                                         $  103,528
-----------------------------------------------------------------------
NASD filing fee                                                  30,500
-----------------------------------------------------------------------
Nasdaq National Market Listing Fee                               95,000
-----------------------------------------------------------------------
Printing and engraving fees                                     300,000
-----------------------------------------------------------------------
Legal fees and expenses                                         350,000
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Accounting fees and expenses                                    500,000
-----------------------------------------------------------------------
Blue sky fees and expenses                                        1,000
-----------------------------------------------------------------------
Transfer agent and register fees                                  7,000
-----------------------------------------------------------------------
Directors and officers insurance                                465,000
-----------------------------------------------------------------------
Miscellaneous                                                 4,447,972
-----------------------------------------------------------------------
Total                                                        $6,300,000
-----------------------------------------------------------------------

After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $123,420,000. The Company has used a portion of the net proceeds from the Offering to redeem in full its Class B preferred stock and to repay senior credit facilities of $55.6 million. The Company intends to use the remainder of the net proceeds for general corporate purposes. Other than to affiliates and stockholders who had an interest in the Company's Class B preferred stock and its senior credit facilities, none of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning more than 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 3. Defaults Upon Senior Securities

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  In June 2000, the stockholders voted on a consent in lieu of special meeting of stockholders. The following matters were voted on: (1) the reincorporation of the Company under the laws of the State of Delaware; (2) the merger agreement relating to such reincorporation; (3) Amended and Restated Certificate of Incorporation; (4) Amended and restated Bylaws; (5) appointment of independent public accountants; (6) form of Indemnification Agreement; (7) 2000 Equity Incentive Plan and (8) 2000 Employee Stock Purchase Plan. On all matters the vote tally was 47, 293,280 votes for, with the remainder of the outstanding share abstaining.

In July 2000, the stockholders voted on a consent in lieu of special meeting of stockholders approving the 0.38098771 for 1 reverse stock split of the Company's capital stock. The vote tally was 47, 293,280 votes for, with the remainder of the outstanding share abstaining.

Item 5. Other Information

     Not applicable

Item 6.  Exhibits and Reports on from 8-K

     (a)  Exhibits

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

4.5   Form of Series B 12 3/4% Senior Subordinated Notes Due 2009.*

10.1 Credit Agreement, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

10.2 Guaranty, dated as of August 5, 1999, by and among ChipPAC, Inc. and certain subsidiaries of ChipPAC, Inc., in favor of Credit Suisse First Boston.*

10.3 Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.4 Amended and Restated Stockholders Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc. the Hyundai Group (as defined therein), the Bain Group (as defined therein), the SXI Group (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.5 Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., the Hyundai Stockholders (as defined therein), the Bain Stockholders (as defined therein), the SXI Stockholders (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.5.1 Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

10.5.2 Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

10.5.3 Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein). **


10.6 Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.7 Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.7.1 Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.7.2 Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.8 Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.9 Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co. Ltd. and ChipPAC Limited.* +

10.10 Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.11 Patent Sublicense Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.*

10.12 TCC License Agreement, dated December 22, 1998, between Tessera Inc., the Tessera Affiliates (as defined therein), ChipPAC, Inc. and the Licensee Affiliates (as defined therein).* +

10.12.1 Letter Agreement, dated July 15, 1999, by and among ChipPAC, Inc., Hyundai Electronics America, ChipPAC Limited and Tessera, Inc.*

10.13 Materials Agreement, dated as of July 1, 1999, by and between ChipPAC Limited and Intel Corporation.* +

10.14 Assembly Services Agreement, dated as of August 5, 1999, by and between Intel Corporation and ChipPAC Limited. * +

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

10.17 Advisory Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC Operating Limited and Bain Capital, Inc.*

10.18 Advisory Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC Operating Limited and SXI Group LLC.*

10.19 Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*

10.20   ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.21   ChipPAC, Inc. 2000 Equity Incentive Plan.**

10.22   ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**

10.23.1 Form of Key Employee Purchased Stock Agreement.*

10.23.2 Form of Key Employee Purchased Stock Agreement (with Loan).*

10.24   Form of Employee Restricted Stock Agreement.*

10.25   Form of Directors Tranche I Stock Option Agreement.*

10.26   Form of Employees Tranche I Stock Option Agreement.*

10.27   Form of Tranche II Stock Option Agreement.*

10.28 Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC
        Limited.**

10.29 Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.30 Shareholders Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., the Bain Group (as defined therein), the SXI Group as defined therein) and Sapphire Worldwide Investments, Inc.**

10.31 Class A Common Stock Purchase Agreement, dated as of July 13, 2000, by and between ChipPAC, Inc. and Qualcomm Incorporated.**

10.32 Promissory Note, dated as of August 2, 2000, by and between Dennis McKenna and ChipPAC, Inc.**

10.33 Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

10.34 Form of Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and Bain Capital, Inc. **

10.35 Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and SXI Group LLC. **

21.1 Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd.*

27.1    Financial Data Schedule.**

-------------------------------

*    Incorporated by reference to the Registrant's Form S-4 (No. 333-91641).

**   Incorporated by reference to the Registrant's Form S-1 (No. 333-39428).

+ Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.


     (b) Reports on Form 8-K

On July 14, 2000 ChipPAC filed a report on Form 8-K under Item 2 that the Company had completed its acquisition of Intersil Technology Sdn. Bhd., a Malaysian corporation and wholly-owned subsidiary of Sapphire Worldwide Investments,Inc., a British Virgin Islands corporation and wholly-owned subsidiary of Intersil Corporation, a Delaware corporation. Pursuant to Item 7, we attached the financial statements required.



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

                                       August 21, 2000