Form 10-Q
period 2000-09-30
CHIPPAC INC
filed 2000-11-17
CIK 1093779

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934
     For the period ended September 30, 2000

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                       Commission file number 333-91641

                                 CHIPPAC, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                           77-0463-48
 State or other Jurisdiction of      (I.R.S. Employer Identification No.)
  Incorporation or Organization

           3151 Coronado Drive
         Santa Clara, California                     95054
 Address of Principal Executive Offices            (Zip Code)


                                (408) 486-5900
              Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X   No
              -


Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

      Class                                Outstanding as of September 30, 2000
-------------------------------------------------------------------------------
Class A Common stock, $.01 par value                   68,469,829
Class B Common stock, $.01 par value                            0

                                  ChipPAC INC



Part I -- FINANCIAL INFORMATION

  Item 1. Financial Statements
            Unaudited Condensed Consolidated Balance Sheets.................   3
            Unaudited Condensed Consolidated Statements of Operations.......   4
            Unaudited Condensed Consolidated Statements of Cash Flows.......   5
            Notes to Unaudited Condensed Consolidated Financial Statements..   6


  Item 2. Management's Discussion and Analysis of Financial Condition.......  16
  Item 3. Quantitative and Qualitative Disclosures About Market Risk........  20


Part II -- OTHER INFORMATION

   Item 1. Legal Proceedings................................................  20
   Item 2. Changes in Securities and Use of Proceeds........................  20
   Item 3. Defaults Upon Senior Securities..................................  21
   Item 4. Submission of Matters to a Vote of Security Holders..............  21
   Item 5. Other Information................................................  21
   Item 6. Exhibits and Reports on Form 8-K.................................  22
   Signatures...............................................................  25

                                 ChipPAC Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                          September 30,     December 31,
                                                              2000             1999
                                                          ------------      -----------
Assets
  Current assets:
     Cash and cash equivalents                              $  30,818         $  32,117
     Receivable from shareholder                                   --            11,662
     Accounts receivable                                       57,004            30,003
     Inventories                                               19,808            17,497
     Deferred taxes                                               622               775
     Prepaid expenses and other current assets                  9,732             2,386
                                                            ---------         ---------
        Total currrent assets                                 117,984            94,440
  Property, plant and equipment, net                          320,523           226,931
  Other assets                                                 31,421            22,058
                                                            ---------         ---------
        Total assets                                        $ 469,928         $ 343,429

Liabilities and Equity
  Current liabilities:
     Accounts payable                                       $  49,211         $  52,208
     Accrued expenses and other liabilities                    31,467            27,208
     Short-term debt                                           29,810              --
     Current portion of long-term debt                         10,800             4,800
                                                            ---------         ---------
        Total current liabilities                             121,288            84,216
                                                            ---------         ---------
  Long-term debt, less current portion                        279,490           295,200
  Other long-term liabilities                                   6,179             3,929
                                                            ---------         ---------
  Total liabilities                                           406,957           383,345
                                                            ---------         ---------
  Mandatorily redeemable preferred stock                         --              82,970
                                                            ---------         ---------
  Shareholders' and divisional equity

     Common stock                                                 685               407
     Warrants-common stock                                      1,250             1,250
     Additional paid in capital-common stock                  272,266            86,410
     Divisional equity, net of capital                       (167,714)         (167,714)
     distributions
     Receivable from shareholders                              (1,565)           (1,128)

     Accumulated deficit                                      (51,120)          (51,280)
     Accumulated other comprehensive income                     9,169             9,169
                                                            ---------         ---------
        Total shareholders' and divisional equity              62,971          (122,886)
                                                            ---------         ---------
        Total liabilities and equity                        $ 469,928         $ 343,429
                                                            =========         =========

The accompanying notes form an integral part of these condensed consolidated financial statements
--------------------------------------------------------------------------------
                                                                          Page 3

                                 ChipPAC Inc.

                Condensed Consolidated Statements Of Operations

                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           ---------------------------    ---------------------------
                                                           September 30   September 30    September 30   September 30
                                                               2000           1999            2000           1999
                                                              -------       --------        --------       --------
Net revenue                                                   $155,795       $101,270       $362,243       $267,671

Costs & expenses:
  Cost of sales                                                120,227         84,479        280,113        227,778
  Selling, general &
  administrative                                                 9,667          5,075         24,007         14,407
  Research & development                                         2,839          2,640          7,981          8,628
  Change of control expenses                                        --         11,850             --         11,850
                                                              ---------       --------       --------       --------
Total costs and expenses                                       132,733        104,044        312,101        262,663
                                                              ---------       --------       --------       --------
Income from operations                                          23,062         (2,774)        50,142          5,008
Interest & other income, net                                   (10,134)        (6,440)       (25,475)        (8,939)
Other non-operating expenses (Note 8)                           (8,000)                       (8,000)
                                                              ---------       --------       --------       --------
Income (loss) before income taxes                                4,928         (9,214)        14,667         (3,931)
(Provision) benefit for income taxes                              (984)         5,043         (2,930)         2,095
                                                              ---------       --------       --------       --------
Net income (loss) before extraordinary charge                    3,944         (4,171)        11,737         (1,836)
Extraordinary charge, net of tax of $0 and $272                  2,390          1,373          2,390          1,373
                                                              ----------      ---------      --------       ---------
Net income (loss)                                                1,554         (5,544)         9,347         (3,209)
Accretion of dividends on
preferred stock                                                 (2,974)        (1,210)        (8,197)        (1,210)
Accretion of the recorded value
of the Intel preferred stock                                      (678)          (156)          (990)          (156)
                                                              ----------      ---------      --------       ---------
Net income (loss) available to
common shareholders                                           ($ 2,098)      ($ 6,910)      $    160       ($ 4,575)
                                                              ==========      =========      ========       =========
Comprehensive income:

  Net income (loss)                                              1,554         (5,544)         9,347         (3,209)
  Currency translation loss                                         --         (5,976)            --         (1,309)
                                                              ----------      ---------      --------       ---------
     Comprehensive income (loss)                                 1,554        (11,520)         9,347         (4,518)

  Net income (loss) per share:
  Income (loss) before extraordinary item                      $  0.07       $  (0.10)      $   0.22       $  (0.05)
  Extraordinary item                                           $ (0.04)      $  (0.03)      $  (0.04)      $  (0.03)

  Basic net income (loss) per share                            $ (0.03)      $  (0.16)      $   0.00       $  (0.11)
  Diluted net income (loss) per share                          $ (0.03)      $  (0.16)      $   0.00       $  (0.11)

  Weighted Average shares used in per share calculations:
  Basic                                                         60,295         43,540         53,162         40,420
  Diluted                                                       60,295         43,540         56,827         40,420

The accompanying notes form an integral part of these condensed consolidated financial statements

--------------------------------------------------------------------------------

                                 ChipPAC Inc.

                Condensed Consolidated Statements of Cash Flows

                                (In thousands)
                                  (Unaudited)


                                                                Nine Months Ended
                                                                   September 30,
                                                                2000            1999
                                                          ---------------  ---------------
Cash flows provided by operating activities:
    Net income (loss)                                           $9,347         ($3,209)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
      Depreciation and amortization                             33,849          41,850
      Provision for inventory and accounts receivable             (491)           (427)
      Foreign currency (gains) losses                             (467)            359
      (Gain) loss on sale of equipment                             (19)           (241)
      Changes in assets and liabilities:
        Accounts receivable                                    (15,858)          9,843
        Inventories                                              2,268          (1,889)
        Prepaid expenses and other assets                       (9,364)        (20,832)
        Advances (to) from affiliates-trade                         --          (6,190)
        Accounts payable                                        (7,074)        (22,193)
        Accrued expenses and other current liabilities         (16,597)          7,063
        Other long-term liabilities                              2,753           1,768
                                                               _______         _______
      Net cash provided by (used in) operating activities       (1,653)          5,902
                                                               _______         _______

Cash flows used in investing activities:
    Acquisition of property and equipment                      (61,092)        (29,052)
    Proceeds from sale of equipment                             15,250           1,253
    Purchase of intellectual property                          (12,655)             --
    Malaysian acquisition                                      (37,232)             --
                                                               _______         _______
      Net cash used in investing activities                    (95,729)        (27,799)
                                                               _______         _______

Cash flows provided by financing activities:
    Advances to employees and affiliates                          (225)         (4,430)
    Proceeds from short-term loans                              45,600           1,169
    Repayment of short-term loans                              (15,790)        (19,469)
    Proceeds from term loans                                    53,236         300,000
    Repayment of long-term debt and capital leases             (64,710)       (133,615)
    Dividend paid                                                   --          (9,435)
    Net proceeds from stock issuance (Note 8)                  157,282         123,415
    Retirement of Class B Preferred Stock                      (79,310)       (270,916)
                                                               _______         _______
      Net cash provided by (used in) financing activities       96,083         (13,281)
                                                               _______         _______
Effect on cash from changes in exchange rates                       --            (447)
                                                               _______         _______

Net increase (decrease) in cash and cash equivalents            (1,299)        (35,625)

Cash and cash equivalents at beginning of period                32,117          68,767
                                                               _______         _______
Cash and cash equivalents at end of period                     $30,818         $33,142
                                                               =======         =======



The accompanying notes form an integral part of these condensed consolidated financial statements


--------------------------------------------------------------------------------

                                 ChipPAC, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   For the Quarter Ended September 30, 2000
                                  (Unaudited)

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

     The financial statements for the period subsequent to the recapitalization and as at December 31, 1999 and September 30, 2000 have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPac, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances have been eliminated on consolidation.

     For the comparative disclosures for the three months and nine months ended September 30, 2000, the company represents the combination of four corporations then owned by Hyundai Electronics Industries., Ltd (HEI) and Hyundai Electronics America (HEA). These four corporations are ChipPac, Inc. (CPI), ChipPac Korea Co., Ltd (CPK) ChipPac Assembly and Test Co. Ltd. (CATS) and Hyundai Electronics Co. (Shanghai) Ltd., (HECS). Accordingly, the financial statements for the comparative periods are prepared on a combined basis. These comparative financial statements include the accounts of CPI, CPK, HECS and CATS, or the divisional accounts of the predecessor Assembly and Test Divisions for the periods prior to the business transfers referred to above, and reflect the combined financial position, results of operation, and cash flows of these entities. All inter-company or inter-divisional transactions have been eliminated in the combination.

Foreign Currency Translation

     Upon completion of the recapitalization on August 5, 1999, management decided to change the functional currency of its foreign operations to the US Dollar effective October 1, 1999. Previously, the Company's functional currencies of its foreign operations were the respective local currencies and the net of the effect of the translation of the accounts of the foreign operation was included in equity as a cumulative translation adjustment.

Foreign Exchange Contracts

     In the ordinary course of business the Company enters into foreign exchange forward contracts to mitigate the effect of foreign currency movements associated with its international operations. The contracts entered into require the purchase of Korean won or Japanese yen, and the delivery of US dollars, and generally have maturities which do not exceed six months. To date contracts entered into by the Company do not qualify as hedges and therefore are included in foreign currency gains and losses in the period in which the exchange rates change. There were no deferred gains or losses at December 31, 1999. At December 31, 1999 the Company had outstanding forward contracts to purchase Japanese yen totaling $25.5 million.

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

The acquisition has been accounted for using purchase accounting. Under purchase accounting, the total purchase price of the Malaysian business is allocated to the acquired assets and liabilities based on their relative fair values as of the closing date of the acquisition. We are undertaking a study to determine the final allocation of the total purchase price to the various assets acquired and the liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below, and these differences may be significant. The purchase price of $70.0 million represents the total of the cash consideration and the estimated fair value of the Class C preferred stock exchanged for the whole of the issued shares of the Malaysian business and certain intellectual property. The amount and components of the estimated purchase price along with the allocation of the estimated purchase price to assets purchased and liabilities assumed are as follows:


                                                                 (in millions)

Purchase Price:
 Cash consideration...............................................     $52.5
 Estimated fair value of Class C preferred stock..................      15.8
 Estimated expenses...............................................       3.5
Less: payment due from Intersil...................................      (1.8)
                                                                       -----
                                                                       $70.0
                                                                       =====
Allocation of Purchase Price:
 Estimated fair value of
  Buildings.......................................................      $16.9
  Plant and equipment.............................................       56.9
  Intellectual property...........................................       12.7
  Restructuring accrual...........................................       (5.0)
  Deferred taxes..................................................       (4.1)
  Net other assets and liabilities................................       (7.4)
                                                                        -----
                                                                        $70.0
                                                                        =====

    There is no goodwill arising from the acquisition of the Malaysian business. The estimated fair value of total assets and liabilities exceeded the purchase price, resulting in negative goodwill of $56.1 million. The negative goodwill has been allocated in full to non-current assets as summarized below:



                                                                 Estimated Negative
                                                                   Fair    Goodwill   Adjusted
Non-current asset                                                  Value   Allocated Fair Value
-----------------                                                --------- --------- ----------
                                                                         (in millions)

Buildings...................................................     $ 27.9       $(11.0)       $16.9
Plant and equipment.........................................       93.9        (37.0)        56.9
Intellectual property.......................................       20.9         (8.2)        12.7
                                                                 ------       ------        -----
                                                                 $142.7       $(56.2)       $86.5
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

The results of operations of the Malaysian business will be included with those of the Company for periods subsequent to the date of acquisition. Set forth below is the unaudited pro forma combined summary of operations of the Company for the nine months ended September 30, 2000 and 1999, as if the acquisition had been made on January 1, 1999 (in thousands, except per share amounts).


                                                        Nine Months Ended September 30:
                                                         2000          1999
                                                         ----------------------
          Net sales                                      $433,453      $338,607
          Net income                                     $ 13,088      $    589

          Earnings per share
            Basic                                        $   0.22      $   0.01
                                                         ========      ========
            Diluted                                      $   0.22      $   0.01
                                                         ========      ========

          Shares used in per share
            calculation
            Basic                                          53,162        40,420
                                                         ========      ========
            Diluted                                        56,827        40,420
                                                          ========     ========

     In addition, Intersil assigned to us patents, copyrights and technical information used exclusively in or associated exclusively with the Malaysian business. Furthermore, Intersil granted us a worldwide, non-exclusive, royalty-free license under other Intersil patents, copyrights and technical information which is also used in or related to the operation of the Malaysian business. This license is perpetual and irrevocable. Any intellectual property rights in the bounding diagrams, test programs, maskworks and test boards uniquely related to the Intersil products for which we will provide packaging and test services under the supply agreement with Intersil are licensed to us only for use in providing those services.

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

     The net book values of assembly and test product equipment and furniture and fixtures already in use are now being depreciated over the remaining useful life, based on eight years from the date such assets were originally place in service. This change resulted in depreciation expense in the quarter ended September 30, 2000 and the nine months ended September 30, 2000 being $6.9 million and $20.5 million, respectively, lower than would have been recorded using five year lives.

Note 4: Inventories

                                     Septemeber 30,  December 31,
                                          2000          1999
                                     --------------  ------------
                                             (In thousands)

     Raw materials...................   $15,638        $12,274
     Work-in-process.................     3,425          3,003
     Finished goods..................       745          2,220
                                        -------        -------
      Total..........................   $19,808        $17,497
                                        =======        =======

Note 5: Earnings per share

Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

Three months ended September 30, 2000 and 1999:


                                          September 30, 2000            September 30, 1999
                                     ----------------------------  ----------------------------
                                                         Per-Share                    Per-Share
                                       Income   Shares    Amount     Income   Shares    Amount
                                     --------- --------  --------  --------- -------- ---------
                                               (In thousands, except per share amounts)
Basic EPS:
 Net Income (loss) available
   to common shareholders.........     (2,098)   60,295     (0.03)    (6,910)  43,540     (0.16)
Effects of dilutive securities:
 Stock options and warrants.......                    0                             0
Diluted EPS
  Net Income......................     (2,098)   60,295     (0.03)    (6,910)  43,540     (0.16)

Nine months ended September 30, 2000 and 1999:

                                          September 30, 2000            September 30, 1999
                                     ----------------------------  ----------------------------
                                                         Per-Share                    Per-Share
                                       Income   Shares    Amount     Income   Shares    Amount
                                     --------- --------  --------  --------- -------- ---------
                                               (In thousands, except per share amounts)
Basic EPS:
  Net Income (loss) available
    to common shareholders.........     160    53,162      0.00     (4,575)  40,430     (0.11)
Effects of dilutive securities:
  Stock options and warrants.......             3,665                             0
Diluted EPS
  Net Income.......................     160    56,827      0.00     (4,575)  40,420     (0.11)


At September 30, 2000 stock options outstanding were 1,912,742.

Note 6: Comprehensive Income

In fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income refers to the change in the equity of a company during a period from transactions except those resulting from investments by owners and distributions to owners. ChipPAC adopted this statement as of the first quarter of 1998. Accumulated other comprehensive income at December 31, 1999 and September 30, 2000 comprised cumulative gains and losses prior to the change of functional currency to the U.S. dollar for the overseas operations on October 1, 1999.

Note 7: Segment Reporting

The Company is engaged in one industry segment, the packaging and testing of integrated circuits.

Note 8: Initial Public Offering, the Reclassification, the Reverse Stock Split and Adoption of new stock plans

On August 8, 2000 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of the Company's Class A common stock. In connection with the closing of the initial public offering the Company issued 10,000,000 shares of Class A Common Stock in for gross proceeds of $120.0 million in an Initial Public Offering. The company concurrently completed the private placements described below. The total proceeds from the offering and the concurrent private placements, net of issuance costs, was $152.1 million. The net proceeds have been used to redeem in full the Class B Preferred Stock and to repay senior credit facilities of $55.8 million.

On August 18, 2000 in connection with the underwriters exercise of their overallotment option to purchase additional shares of the Company's Class A common stock, the Company issued an additional 1,500,000 shares of Class A common stock for gross proceeds of $18.0 million. Total proceeds from the issuance of the additional shares, net of issuance costs, was $16.9 million.

In connection with the closing of the initial public offering, all outstanding shares of Class A convertible preferred stock and Class C preferred stock were automatically converted into an aggregate of 4,349,254 shares of Class A common stock.

In July 2000, the Company effected a 0.38098771 for 1 reverse stock split of its capital stock. All share and per share information presented herein has been restated to give effect to the stock split. In addition, the Board of Directors and stockholders adopted the 2000 Equity Incentive Plan and 2000 Employee Stock Purchase Plan.

Concurrent private placement

On July 13, 2000, Qualcomm agreed to enter into a three-year supply agreement with us under which we will provide packaging and test services for integrated circuit devices for Qualcomm and to purchase from us $25.0 million of our Class A common stock at a purchase price per share equal to 95% of the initial public offering price in a private placement that occurred concurrently with the closing of this offering. Based on the initial public offering price of $12.00, Qualcomm purchased 2,192,983 shares of Class A Common Stock.

Equity investors

At the time of our 1999 recapitalization, we entered into an advisory agreement with certain Equity Investors under which the Equity Investors may provide financial, advisory and consulting services to us. Commencing with the three months ended March 31, 2000, the Equity Investors are entitled to an annual advisory fee for the remaining term of the advisory agreement. Each advisory agreement was to remain in effect for an initial term of ten years.

The Company and the Equity Investors agreed to terminate the advisory agreement upon the closing of the initial public offering in exchange for a one-time aggregate payment of $8.0 million consisting of a $3.6 million cash payment and the issuance of $4.4 million of our Class A common stock at a price per share equal to the initial public offering price in a private placement concurrent with the closing of the offering. The Company recorded a one time charge to income of $8.0 million in the third quarter of fiscal 2000 in respect of this agreement termination.

     Summary Sources and Uses of IPO and Private Placements August 11, 2000
     ----------------------------------------------------------------------

                                                         Gross     Expenses    Net Cash
                                                        --------   ---------   --------
I.   Sources of Funds
     A.        IPO net proceeds                          138,000    (10,912)     127,088
     B.        Qualcomm net proceeds                      25,000                  25,000
                                                         -------    -------      -------
                                                         163,000    (10,912)     152,088

II.  Uses of Cash Proceeds
     A.        Retirement of Series B preferred stock, including accreted
               dividends                                                          79,310
     B.        Retirement of Term Debt                                            55,845
     C.        Corporate Purposes                                                 16,933
                                                                                 -------
                                                                                 152,088

Note 9: Recent Accounting Pronouncements

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views when applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB 101 is required by the second quarter of 2000. Management is currently evaluating SAB 101 and its effects on company revenue recognition policies and practices. At this time, management believes that there is no significant effect on the revenue recognition policies currently in place.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations and stockholders equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2001, are not expected to have a material effect on ChipPac's consolidated financial statements.

  In April 2000, the Financial Accounting Standards Board issued FASB interpretation of No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN44"). Among other issues, FIN 44 clarifies (a) the definition of employees for purposes of applying Opinion No. 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently reviewing stock grants to determine the impact, if any, that may arise from implementation of FIN 44, although management does not expect the impact, if any, to be material to the financial statements.

Note 10: Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

     In connection with the recapitalization, ChipPAC International Company Limited (CP Int'l) issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. (CPI) and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited (CPK), ChipPAC Luxembourg S.a.R. L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the "Guarantor Subsidiaries"). All guarantor subsidiaries are wholly-owned direct or indirect subsidiaries of ChipPAC, Inc. Hyundai Electronics Co. (Shanghai) Ltd. (HECS) and ChipPAC Assembly & Test Co. Ltd. (CATS) (collectively the Chinese entities) and ChipPAC Malaysia Sdn. Bhd. (CPM) will not provide guarantees (the "Non-Guarantor Subsidiaries"). The following is consolidated and combining financial information for CP Int'l CPI, CPM, CPK, HECS, CATS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries. ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management Hungary Limited Liability Company were formed by Hyundai in 1999 and have no historical operating results or balances for the four years ended December 31, 1998. As a result, it is not possible to include these entities in the supplemental financial statements for these periods. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented herein because management has determined that they are not material to investors. Financial information for ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management has not been presented as these entities have no historical financial results and future transactions will primarily consist of inter-company transactions. The following HECS financial statements in the condensed combining financial statements include the accounts of CATS.

                                 ChipPAC, Inc.

                Supplemental Combining Condensed Balance Sheets

                              September 30, 1999
                                (In thousands)
                                  (Unaudited)


                                      Parent
                          Issuer     Guarantor
                         ---------  ----------    Other       Non-
                         CPI Int'l     CPI      Guarantors  Guarantors  Eliminations   Combined
                         ---------  ----------  ----------  ----------  ------------  ----------
Assets
  Current assets:
    Cash and cash
     equivalents........ $       1  $  10,622   $  12,822   $ 9,697            --     $  33,142
    Intercompany
     accounts
     receivable.........     3,416     30,022      77,165     4,830       (115,433)         --
    Accounts receivable
     from customers.....       --      21,171      11,395       --             --        32,566
    Inventories.........       --           5      12,102       313            --        12,420
    Deferred taxes......       --         420       1,687       --             --         2,107
    Prepaid expenses &
     other current
     assets.............       --         416       7,344       381            --         8,141
                         ---------  ---------   ---------   -------     ----------    ---------
      Total current
       assets...........     3,417     62,656     122,515     15,221       (115,433)     88,376
  Property, plant and
   equipment, net.......                6,168     129,133    77,968            --       213,269
  Intercompany loans
   receivable...........   271,000    145,000         --        --        (416,000)         --
  Other assets..........    42,307      5,087       5,139       --         (33,830)      18,703
                         ---------  ---------   ---------   -------     ----------    ---------
      Total assets...... $ 316,724  $ 218,911   $ 256,787   $93,189     $ (565,263)   $ 320,348
                         =========  =========   =========   =======     ==========    =========
Liabilities and Equity
  Current liabilities:
    Intercompany
     accounts payable...       --   $  77,222   $   8,025   $30,186     $ (115,433)         --
    Accounts payable.... $      40      2,540      37,558     1,081            --     $  41,219
    Accrued expenses and
     other liabilities..     3,861      4,970       1,783     3,817            --        14,431
    Short-term debt.....       --         --          --        --             --           --
    Current portion of
     long-term debt.....     2,600        --          --        --             --         2,600
                         ---------  ---------   ---------   -------     ----------    ---------
      Total current
       liabilities......     6,501     84,732      47,366    35,084       (115,433)      58,250
    Long-term debt, less
     current portion....   297,400        --          --                       --       297,400
    Intercompany loans
     payable............       --     237,000     145,000    34,000       (416,000)         --
    Other long-term
     liabilities........       --         --        3,052       --             --         3,052
                         ---------  ---------   ---------   -------     ----------    ---------
     Total liabilities..   303,901    321,732     195,418    69,084       (531,433)     358,702
                         ---------  ---------   ---------   -------     ----------    ---------
Mandatorily redeemable
 preferred stock........       --      80,116         --        --             --        80,116
Shareholders' and
 divisional equity
  Preferred stock and
   paid in capital......    13,399   (176,846)     28,683    85,283        (33,830)     (83,311)
  Accumulated earnings
   (deficit)............      (576)    (6,091)     23,983   (61,642)           --       (44,326)
  Accumulated other
   comprehensive income
   (loss)...............       --         --        8,703       464            --         9,167
                         ---------  ---------   ---------   -------     ----------    ---------
      Shareholders' and
       divisional
       equity...........    12,823   (182,937)     61,369    24,105        (33,830)    (118,470)
                         ---------  ---------   ---------   -------     ----------    ---------
      Total liabilities
       and equity....... $ 316,724  $ 218,911   $ 256,787   $93,189     $ (565,263)   $ 320,348
                         =========  =========   =========   =======     ==========    =========


The accompanying notes form an integral part of these condensed consolidated financial statements

--------------------------------------------------------------------------------
                                                                         Page 10

                                 ChipPAC, Inc.
           Supplemental Combining Condensed Statements of Operations
                        Nine Months September 30, 1999
                                (In thousands)
                                  (Unaudited)


                                     Parent
                          Issuer   Guarantor
                         --------  ----------     Other        Non-
                         CP Int'l     CPI      Guarantors   Guarantors   Eliminations   Combined
                         --------  ---------   ----------   ----------   ------------   --------
Revenue
  Intercompany revenue..      --         --      $231,903     $ 11,057    $  (242,960)        --
  Customer revenue......      --    247,535        20,005          131             --   $267,671
                         -------   --------    ----------   ----------   ------------   --------
  Revenue...............      --    247,535       251,907       11,188       (242,960)   267,671
Cost of revenue.........      --    235,541       218,468       19,729       (242,960)   227,778
                         -------   --------    ----------   ----------   ------------   --------
Gross profit............      --     14,994        33,440       (8,541)            --     39,893
Operating expenses:
  Selling, general &
   administrative.......      --     10,019         4,397           --             --     14,407
  Research &
   development..........      --      4,278         4,350           --             --      8,628
  Change of control
   expenses.............      --        188        11,662           --             --     11,850
                         -------   --------    ----------   ----------   ------------   --------
    Total operating
     expenses...........      --     14,476        20,409           --            --      34,885
                         -------   --------    ----------   ----------   ------------   --------
Operating income........      --        518        13,031       (8,541)            --      5,008
Non-operating Income
 (Expense)
  Interest income....... $   119        588         1,275          352             --      2,334
  Interest (expense)....  (5,331)        (1)       (5,184)      (1,844)            --    (12,360)
  Intercompany interest
   income (expense).....   4,685     (1,522)       (2,626)        (537)            --         --
                         -------   --------    ----------   ----------   ------------   --------
  Interest expense......    (646)    (1,523)       (7,810)      (2,381)            --    (12,360)
  Foreign currency gains
   (losses).............      --         --           516          (10)            --        506
  Other income
   (expenses), net......      --       (568)        1,046          103             --        581
                         -------   --------    ----------   ----------   ------------   --------
    Non-operating income
     (expenses).........    (527)    (1,503)       (4,973)      (1,936)            --     (8,939)
                         -------   --------    ----------   ----------   ------------   --------
Income (loss) before
 income taxes...........    (527)      (985)        8,058      (10,477)            --     (3,931)
Provision for (benefit
 from) income taxes.....      50         (5)       (2,150)          --             --     (2,095)
                         -------   --------    ----------   ----------   ------------   --------
Income before
 extraordinary item.....    (575)      (990)       10,208      (10,477)            --     (1,836)
Extraordinary item:
  Loss from early
   extinguishment of
   debt, net of related
   income tax benefit...      --         --         1,373          --             --       1,373
                         -------   --------    ----------   ----------   ------------   --------
Net Income (loss)....... $  (575)  $   (990)   $    8,835   $  (10,477)           --    $ (3,209)
                         =======   ========    ==========   ==========   ============   ========


The accompanying notes form an integral part of these condensed consolidated financial statements

--------------------------------------------------------------------------------

                                 ChipPAC, Inc.
           Supplemental Combining Condensed Statements of Cash Flows
                     Nine Months Ended September 30, 1999
                                (In thousands)
                                  (Unaudited)


                                     Parent
                          Issuer    Guarantor
                         --------   ---------     Other         Non-
                         CP Int'l      CPI      Guarantors   Guarantors   Eliminations   Combined
                         --------   ---------   ----------   ----------   ------------   --------
Cash flows from
 operating activities:
  Net income...........  $   (576)  $   (989)   $   8,833     $ (10,477)    $     --      $(3,209)
  Adjustments to
   reconcile net income
    Depreciation and
     amortization......       250      1,070       32,726         7,804           --       41,850
    Provision for
     inventory and
     receivables.......        --       (110)        (317)           --           --         (427)
    Foreign currency
     (gains) losses....        --         --          349            10           --          359
    (Gain) loss on
     external sales of
     equipment.........        --         --         (241)           --           --         (241)
  Changes in assets and
   liabilities:
    Intercompany
     accounts
     receivable........    (3,416)   (19,177)      29,707        (2,882)      (4,232)          --
    Accounts
     receivable........        --     13,881       (4,038)           --           --        9,843
    Inventories........        --         (5)      (1,785)          (99)          --       (1,889)
    Prepaid expenses
     and other assets..   (11,027)    (5,520)      (4,247)          (36)          --      (20,832)
    Advances (to) from
     affiliates........        --        791       (6,981)           --           --       (6,190)
    Intercompany
     accounts payable..        --    (14,698)      14,401        (3,935)       4,232           --
    Accounts payable...        40        296      (21,803)         (726)          --      (22,193)
    Accrued expenses &
     other liabilities.     3,911      1,936         (444)          772           --        7,063
    Other long-term
     liabilities.......        --         --        1,768            --           --        1,768
                         --------   --------     --------     ---------       ------     --------
      Net cash
       provided/(used)
       by operating
       activities......   (10,818)   (22,547)      48,816        (9,569)          --        5,902
                         --------   --------     --------     ---------       ------     --------
Cash flows used in
 investing activities:
  Acquisition of
   property and
   equipment...........        --     (1,430)     (26,299)       (6,651)       5,328      (29,052)
  Proceeds, external
   equipment sales.....        --         --        4,756         1,825       (5,328)       1,253
  Investment in
   subsidiaries........   (29,030)    29,030           --            --           --           --
                         --------   --------     --------     ---------       ------     --------
      Net cash used in
       investing
       activities......   (29,030)    27,600      (21,543)       (4,826)          --      (27,799)
                         --------   --------     --------     ---------       ------     --------
Cash flows provided by
 financing activities:
  Loans & advances with
   affiliates..........        --   (178,900)     144,900        29,570          --        (4,430)
  Proceeds from short-
   term loans..........        --        476          693            --          --         1,169
  Repayment of short-
   term loans..........        --         --       (3,769)      (15,700)         --       (19,469)
  Proceeds from term
   loans...............   300,000         --           --            --          --       300,000
  Repayment, term loans
   and capital leases..        --         --     (105,387)      (28,228)         --      (133,615)
  Intercompany loan
   (advances) payments.  (271,000)   271,000           --            --          --            --
  Dividend paid........        --         --       (9,435)           --          --        (9,435)
  Issuance of stock....    10,849    112,566           --            --          --       123,415
  Contributions
   (withdrawals) of
   capital.............        --   (210,419)     (85,300)       24,803          --      (270,916)
                         --------   --------     --------     ---------       ------     --------
      Net cash provided
       by financing
       activities......    39,849     (5,277)     (58,298)       10,445           --      (13,281)
                         --------   --------     --------     ---------       ------     --------
Effect from changes in
 exchange rates........        --         --         (447)           --           --         (447)
                         --------   --------     --------     ---------       ------     --------
Net increase (decrease)
 in cash and cash
 equivalents...........         1      (204)      (31,472)       (3,950)          --      (35,625)
Cash and equivalents a
 beginning of period...        --    10,827        44,293        13,647           --       68,767
                         --------  --------      --------     ---------       ------     --------
Cash and equivalents at
 end of period.........  $      1  $ 10,623      $ 12,821     $   9,697           --     $ 33,142
                         ========  ========      ========     =========       ======     ========


The accompanying notes form an integral part of these condensed consolidated financial statements

--------------------------------------------------------------------------------

                                ChipPAC, Inc.
             Supplemental Condensed Consolidating Balance Sheets
                              September 30, 2000
                                (In thousands)
                                  (Unaudited)

                                                                    Parent
                                                        Issuer     Guarantor
                                                       ---------------------     Other         Non-
                                                       CP Int'l       CPI      Guarantors   Guarantors Eliminations  Consolidated
                                                       --------  -----------  -----------  ---------- ------------- -------------
Assets
    Current assets:
    Cash and cash equivalents                              $654      $1,969       $21,995      $6,200           $--       $30,818
     Intercompany accounts receivable                    29,413       3,867        35,852      15,340       (84,472)           --
     Accounts receivable from customers                      --           8        56,976          20            --        57,004
     Inventories                                             --          --        13,433       6,375            --        19,808
     Deferred taxes                                          --          --           622          --            --           622
     Prepaid expenses & other current assets                 --         798         7,873       1,061            --         9,732
                                                       --------    --------      --------    --------   -----------      --------
     Total current assets                                30,067       6,642       136,751      28,996       (84,472)      117,984
    Property, plant and equipment, net                       --       5,863       159,769     154,891            --       320,523
    Intercompany loans receivable                       323,500          --            --     (34,000)     (289,500)           --
    Investment in subsidiaries                           33,388     187,946       308,512          --      (529,846)           --
    Other assets                                         12,137       1,537       117,747          --      (100,000)       31,421
                                                       --------    --------      --------    --------   -----------      --------
    Total assets                                       $399,092    $201,988      $722,779    $149,887   ($1,003,818)     $469,928
                                                       ========    ========      ========    ========   ===========      ========
 Liabilities and Equity
    Current liabilities:
   Short term bank borrowings                           $29,810         $--           $--         $--           $--       $29,810
     Intercompany accounts payable                           59          --        52,973      31,438       (84,470)           --
     Accounts payable                                        73       1,707        38,038       9,393            --        49,211
     Accrued expenses and other liabilities               4,550       7,479         4,269      17,396        (6,368)       27,326
     Deferred taxes                                          --          --            --       4,141            --         4,141
     Short-term debt                                         --          --            --          --            --            --
     Current portion of long-term debt                   10,800          --            --          --            --        10,800
                                                       --------    --------      --------    --------   -----------      --------
     Total current liabilities                           45,292       9,186        95,280      62,368       (90,838)      121,288

     Long-term debt, less current portion               279,490          --            --          --            --       279,490
     Intercompany loans payable                              --          --       289,500          --      (289,500)           --
     Other long-term liabilities                             --         240         5,939          --            --         6,179
                                                       --------    --------      --------    --------   -----------      --------
         Total liabilities                              324,782       9,426       390,719      62,368      (380,338)      406,957
                                                       --------    --------      --------    --------   -----------      --------

 Mandatorily redeemable preferred stock                      --          --            --          --            --            --
 Shareholders' and divisional equity
    Common stock                                             --         685            --          --            --           685
    Common stock-Subsidiaries                            81,714          --       216,071      53,884      (351,669)           --
    Warrants-Class A Common Stock                            --       1,250            --          --            --         1,250
    Additional paid in capital                              (25)    272,320           (29)         --            --       272,266
    Receivable from shareholder                              --      (1,565)           --          --            --        (1,565)
    Divisional equity, net of capital distributions          --     (58,658)       29,623      85,096      (223,775)     (167,714)
    Accumulated earnings (deficit)                       (7,379)    (21,470)       77,690     (51,925)      (48,036)      (51,120)
    Accumulated other comprehensive income (loss)            --          --         8,705         464            --         9,169
                                                       --------    --------      --------    --------   -----------      --------
     Shareholders' and divisional equity                 74,310     192,562       332,060      87,519      (623,480)       62,971
                                                       --------    --------      --------    --------   -----------      --------
Total liabilities and equity                           $399,092    $201,988      $722,779    $149,887   ($1,003,818)     $469,928
                                                       ========    ========      ========    ========   ===========      ========


The accompanying notes form an integral part of these condensed consolidated financial statements

--------------------------------------------------------------------------------

                                 ChipPAC, Inc.
           Supplemental Combining Condensed Statements of Operations
                     Nine Months Ended September 30, 2000
                                (In thousands)
                                  (Unaudited)


                                                          Parent
                                              Issuer     Guarantor
                                            ----------------------      Other         Non-
                                              CP Int'l       CPI      Guarantors   Guarantors  Eliminations   Consolidated
                                            -----------   ---------  ------------  ----------  -------------  ------------
 Revenue
     Intercompany revenue                          $--      $21,206      $8,306     $61,309      ($90,821)           $0
     Customer revenue                               --           --     362,217          26            --      $362,243
                                            ----------      -------   ---------    --------      --------      --------
     Revenue                                        --       21,206     370,523      61,335       (90,821)      362,243
                                                                                                                     --
 Cost of revenue                                    --          662     296,884      52,182       (69,615)      280,113
                                            ----------      -------   ---------    --------      --------      --------

 Gross profit                                       --       20,544      73,639       9,153       (21,206)       82,130


 Operating expenses:
     Selling, general & administrative              30       17,273      26,204       1,706       (21,206)       24,007
     Research & development                         --        3,749       4,214          18            --         7,981
                                            ----------      -------   ---------    --------      --------      --------
     Total operating expenses                       30       21,022      30,418       1,724       (21,206)       31,988
                                            ----------      -------   ---------    --------      --------      --------
 Operating income                                  (30)        (478)     43,221       7,429            --        50,142


 Non-operating Income (Expense)
     Interest income                            22,976           81      23,697          63       (46,264)          553
     Interest expense                          (29,926)          --     (43,688)     (2,580)       46,264       (29,930)
     Foreign currency gains (losses)                --           --         887         (71)           --           796
     Income (loss) from investment in
       subsidiaries                              2,856       15,157      41,875          --       (59,888)           --
     Other income (expenses), net                   --       (7,864)        371         599            --        (6,894)
                                            ----------      -------   ---------    --------      --------      --------
     Non-operating income (expenses)            (4,094)       7,374      23,122      (1,989)      (59,888)      (35,475)
                                            ----------      -------   ---------    --------      --------      --------
 Income (loss) before income taxes              (4,124)       6,896      66,343       5,440       (59,888)       14,667


 Provision for (benefit from) income taxes         242        3,917       4,696         442        (6,367)        2,930
                                            ----------      -------   ---------    --------      --------      --------
 Income before extraordinary item               (4,366)       2,979      61,647       4,998       (53,521)       11,737
 Extraordinary item:
     Loss from early extinguishment of debt,
       net of related income tax benefit         2,390           --          --          --            --         2,390
                                            ----------      -------   ---------    --------      --------      --------
Net Income (loss)                              ($6,756)      $2,979     $61,647      $4,998      ($53,521)       $9,347
                                            ==========      =======   =========    ========      ========      ========


The accompanying notes form an integral part of these condensed consolidated financial statements

--------------------------------------------------------------------------------

                                 ChipPAC, Inc.
           Supplemental Combining Condensed Statements of Cash Flows
                     Nine Months Ended September 30, 2000
                                (In thousands)
                                  (Unaudited)


                                                                      Parent
                                                         Issuer      Guarantor
                                                         ----------------------      Other         Non-
                                                          CP Int'l      CPI        Guarantors  Guarantors Eliminations  Consolidated
                                                         ----------  --------    ------------ ----------- ------------  ------------
 Cash flows from operating activities:
   Net Income                                             ($6,756)     $2,979       $61,648      $4,997      ($53,521)       $9,347
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
     Depreciation and amortization                         $3,842      $1,542       $19,828      $8,637            $0        33,849
     Provision for inventory and receivables                   --          --          (491)         --            --          (491)
     Foreign currency (gains) losses                           --          --          (467)         --            --          (467)
     (Gain) loss on external
           sales of equipment                                  --          --           165        (184)           --           (19)
     Equity income from investment in subsidiaries        ($2,856)   ($15,157)     ($41,875)        $--        59,888            --
    Changes in assets and liabilities:
     Intercompany accounts receivable                     (25,360)      2,912         8,876      (6,541)       20,113            --
     Accounts receivable                                       --         (36)      (15,822)         --            --       (15,858)
     Inventories                                               --          --         4,879      (2,611)           --         2,268
     Prepaid expenses and other assets                       (620)     (2,080)       (6,217)       (447)           --        (9,364)
     Advances (to) from affiliates                             --          --            --          --            --            --
     Intercompany accounts payable                             58          28        20,185      (5,107)      (15,164)           --
     Accounts payable                                          33         457       (11,729)      4,165            --        (7,074)
     Accrued expenses & other liabilities                  (4,496)      3,019        (5,332)      1,626       (11,414)      (16,597)
     Other long-term liabilities                               --          --         2,753          --            --         2,753
                                                           ______      ______        ______      ______        ______        ______
     Net cash provided by operating activities            (36,155)     (6,336)       36,401       4,535           (98)       (1,653)
                                                           ______      ______        ______      ______        ______        ______
 Cash flows used in investing activities:
     Acquisition of property and equipment                     --      (1,359)      (49,929)    (10,066)          262       (61,092)
     Proceeds, from equipment sales                            --         248        16,666      (1,495)         (169)       15,250
     Investment in subsidiaries                                --     (85,123)      (83,272)        864       130,299       (37,232)
     Purchase of intangible assets                             --          --       (12,655)         --            --       (12,655)
                                                           ______      ______        ______      ______        ______        ______
     Net cash used in investing activities                     --     (86,234)     (129,190)    (10,697)      130,392       (95,729)
                                                           ______      ______        ______      ______        ______        ______
 Cash flows provided by financing activities:
     Loans and advances (to) from employees-net                --        (225)           --          --            --          (225)
     Proceeds from short-term loans                        45,600          --            --          --            --        45,600
     Repayment of short-term loans                        (15,790)         --            --          --            --       (15,790)
     Net proceeds from long-term loans                     53,236          --            --          --            --        53,236
     Repayment of term loans                              (64,710)         --            --          --            --       (64,710)
     Intercompany loan (advances) payments                (52,500)         --        52,500          --            --            --
     Intercompany capital contributions                    67,500          --        40,008       7,000      (114,508)           --
     Dividend paid                                             --          --            --          --            --            --
     Net proceeds from common stock issuance                   --     157,282            --          --            --       157,282
     Net proceeds from mandatorily redeemable                                                                                    --
         preferred stock issuance                              --      15,786            --          --       (15,786)           --
     Retirement of Preferred Stock B                           --     (79,310)           --          --            --       (79,310)
                                                           ______      ______        ______      ______        ______        ______
     Net cash provided by financing activities             33,336      93,533        92,508       7,000      (130,294)       96,083
                                                           ______      ______        ______      ______        ______        ______
 Net increase (decrease) in cash                           (2,819)        963          (281)        838            --        (1,299)
 Cash and equivalents at beginning of period                3,474       1,007        22,273       5,363            --        32,117
                                                           ______      ______        ______      ______        ______        ______
Cash and equivalents at end of period                        $655      $1,970       $21,992      $6,201           $--       $30,818
                                                           ======      ======        ======      ======        ======        ======


The accompanying notes form an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page15

Item 2 : Management's discussion and analysis of financial condition and results of operations

     All references are to ChipPAC's fiscal quarters ended September 30, 2000, and September 30, 1999, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, incl uding, without limitation, those identified under the heading "Risk Factors" beginning on page 11 of our registration statement on Form S-1 (No. 333-39428) and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed us to experience relatively good performance in industry downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delay of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

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

     We changed the functional currency of ChipPAC Korea and our Chinese subsidiaries, which we refer to throughout this document as ChipPAC China, from the respective local currencies to the U.S. Dollar, effective October 1, 1999. The consolidated effect of this change was to reduce net income for the year ended December 31, 1999, by $4.8 million and to reduce both total assets and stockholders' equity as at December 31, 1999, by $9.5 million. This change had no effect on cash flows from operations or net cash flows for the year ended December 31, 1999.

--------------------------------------------------------------------------------

Malaysian Business

On June 30, 2000, we consummated our acquisition of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $70.0 million in cash and preferred stock. In connection with the acquisition, we entered into a five-year supply agreement with Intersil to provide assembly and test services on an exclusive basis. The Malaysian business increases our exposure to high growth advanced communications products, establishes us as a leader in power packaging, provides a presence in Malaysia and enhances our intellectual property in key areas. In addition, the Malaysian business expands our mixed-signal testing capabilities and provides us with critical expertise in RF testing. The Malaysian business had revenues of $83.7 million, $80.4 million and $110.5 million for the fiscal years ended June 27, 1997, July 3, 1998 and July 2, 1999, respectively. All of these revenues represented intercompany sales to Intersil.

Results of Operations

Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999

Revenues

Revenues were $155.8 million and $362.2 million for the three months and nine months ended September 30, 2000, respectively, an increase of 53.8% and 35.3% over the prior year periods, respectively. The nine month period only includes the Malaysian acquisition for the third quarter of 2000.

Our total packaging unit volume was 615 million and 1.375 billion for the three months and nine months ended September 30, 2000, an increase of 91.8% and 86.2%, respectively, over the prior year periods. Unit volume for the three and nine months ended September 30, 2000 includes 185 million from our Malaysia acquisition. Leaded product assembly unit volume increased by 91.8% and 84.5%, respectively, over the prior year three and nine month periods. Laminate product assembly unit volume increased by 92.1% and 100.6%, respectively, over the comparable prior year periods.

Test service revenues were $7.8 million and $29 million for the three months and nine months ended September 30, 2000, respectively, an increase of 424.7% and 335.5% over the prior year periods, respectively.

Gross Profit

Gross profit during the three months and nine months ended September 30, 2000 was $35.6 million and $82.1 million, respectively and increased by 211.9% and 205.9%, respectively, over the comparable prior year periods. Gross margin percentage was 22.8% and 22.7% for the three months and nine months ended September 30, 2000, an increase of 137.5% and 152.3%, respectively, over the comparable periods in the prior year.

The margin improvement during the three months and nine months periods ended September 30, 2000 were primarily attributable to increased efficiency in the utilization of our production capacity and labor resources and lower depreciation expense resulting from the change in the estimated useful lives in production equipment made effective from January 1, 2000. This change in accounting estimate resulted in lowered depreciation expense for the three months and six months ended September 30, 2000 of approximately $6.9 million and $20.5 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased to $9.7 million and $24.0 million for the three months and nine months ended September 30, 2000, respectively, an increase of 90.5% and 66.7%, respectively, over the comparable prior year periods. As a percentage of revenue these expenses for the three months and six months ended September 30, 2000 increased to 6.2% and 6.6%, respectively, from 5.0% and 5.4% in the
-------------------------------------------------------------------------------
prior year periods. This increase in spending was primarily due to the addition of our Malaysian acquisition and to a lesser extent, the additions of management personnel, MIS development, and management advisory fees. The remaining increase was due to additional sales, marketing and customer service headcount in support of the acquisition of new customers.

Research and Development

Research and development expense increased to $2.8 million and decreased to $8.0 million during the three and nine months ended September 30, 2000, respectively. This represents a 7.5% increase and a 7.5% decrease, respectively, in research and development costs over the comparable prior year periods. During both the three and nine months ended September 30, 2000 spending on consumable materials, supplies, and tooling was lower due to timing of projects and a focus of our research efforts on highly collaborative development programs with major customers, including expenses related to the Malaysian acquisition. Additionally, there were non-recurring start up costs in the first quarter of 1999 associated with the Santa Clara flip-chip and advanced packaging prototype design and development laboratory.

Change of Control Expenses

During the three months ended September 30, 1999, a $11.8 million change in control charge was paid in the form of a special bonus to employees of our Korean subsidiary arising from the change in control in our recapitalization transaction. This resulted in a corresponding reduction to the recapitalization consideration paid to Hyundai.

Net Interest Expense

Total outstanding interest bearing debt increased to $320.1 million at September 30, 2000 from $300.0 million at September 30, 1999 due primarily to purchases of capital equipment. Related interest expense was $10.6 million and $29.9 million for the three and nine months ended September 30, 2000, respectively. This represents an increase of $4.3 million and $17.8 million over the comparable prior year periods. Interest expense was higher in the 2000 periods than the 1999 periods as the debt related to recapitalization was outstanding for all of 2000 and only for part of three month period ended September 30, 1999. Interest income for the three months and nine months ended September 30, 2000, decreased to $0.2 million and $0.6 million, respectively, from $0.5 and $2.3 million during the comparable three and nine month periods in 1999.

Termination of Management Advisory Services Contracts

In connection with the Company's recapitalization in 1999, the Company entered into an advisory agreement with Bain Capital, Inc. and SXI Group LLC. Concurrent with our initial public offering, on August 14, 2000 this agreement was terminated in exchange for a one-time payout to Bain Capital and SXI Group of $8.0 million in cash and stock.

Foreign Currency Gains (Losses)

Net foreign currency gains (losses) were ($0.2) million and $0.8 million during the three and nine months ended September 30, 2000, respectively, compared to net gains(losses) of $(0.9) million and $0.5 million during the three and nine months ended September 30, 1999, respectively. During 2000 our exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, on October 1, 1999 we changed our functional currency to the U.S. Dollar from the local currencies of our Korean and Chinese subsidiaries. Second, beginning in late 1999 we negotiated and denominated the large majority of our material and equipment purchases in U.S. Dollars.

Income Taxes

Income tax expense for the quarter and nine months ended September 30, 2000 was approximately $1.0 million and $2.9 million, respectively, for an effective tax rate of 20% for both periods. Concurrent with the recapitalization on August 5, 1999, the company was reorganized and as a result now has operations and earnings in jurisdictions with relatively low income tax rates, or where we enjoy tax holidays or other similar tax benefits. During the three and nine months ended September 30,

--------------------------------------------------------------------------------

1999, much of it prior to this reorganization of the company, the company had an income tax benefit of $5.0 million, and $2.1 million, respectively.

Extraordinary Items

A portion of the initial public offering proceeds was used to fully extinguish the loan related to the purchase of the Malaysian business. Capitalized debt issuance costs of $2.4 million were written off and the charge is included in the results for the three and nine months ended September 30, 2000. As part of the recapitalization in three months ended September 30, 1999, there was an early extinguishment of debt, and the loss of $1.4 million, net of an income tax benefit of $0.3 million, is included in the results for the three and nine months ended September 30, 1999.

Net Income:

As a result of the various items described above, we had net income of $1.6 and $9.3 million for the three and nine months ended September 30, 2000, respectively, compared to a net (loss) of ($5.5) million and ($3.2) million for the three and nine months ended September 30, 1999, respectively.

Liquidity and Capital Resources

At September 30, 2000 we had and continue to have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. In connection with our June 30, 2000 acquisition of the Malaysian business, we obtained the ability to increase our revolving credit line by $25.0 million without further consent from our existing lenders. This additional capacity has not been activated. In addition, borrowings of up to $20.0 million are available for acquiring equipment and making other specified capital expenditures under the capital expenditure line of our senior credit facilities. We may borrow and repay under the capital expenditure line until August 5, 2001. Amounts that we repay under the capital expenditure line after August 5, 2001 may not be reborrowed by us later. The final maturity for both these facilities is August 5, 2005.

Our ongoing primary cash needs are for operations and equipment purchases. As at September 2000, we had borrowings of $29.8 million on our revolving line of credit.

We have spent $61.1 million on capital expenditures during the nine months ended September 30, 2000. We also entered into a leasing transaction in 2000 whereby we received $15.3 million in proceeds from a leasing company and then leased equipment from them. We spent $29.1 million in capital expenditures during the nine months ended September 30, 1999.

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

--------------------------------------------------------------------------------

As of September 30, 2000, our debt consisted of $320.1 million of borrowings which were comprised of $29.8 million of revolving loans, $140.3 million in term loans and $150.0 million of senior subordinated notes.

On August 18, 2000 the company completed an initial public offering and concurrent private placement which has generated net cash proceeds of approximately $152.1 million to-date including the net proceeds from the sale of shares available to the underwriters for over subscription in the initial closing. Based upon certain requirements imposed by the senior bank facilities, at least $41.0 million of the net initial public offering proceeds were required to be used to retire bank term debt. The company has met this minimum requirement and chose to use $55.8 million of the initial public offering net proceeds to retire the term debt acquired to partially finance the acquisition of the Malaysian facility. See Note 8 for further disclosure of the sources and uses of the initial public offering and private placement proceeds.

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

There were no violations of these covenants through September 30, 2000 and we expect to comply with all these covenants during the next twelve months. Therefore, our liquidity and capital resources are not expected to be impacted by these covenants.


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


                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      Not applicable.

--------------------------------------------------------------------------------

Item 2. Changes in Securities and Use of Proceeds

     On August 14, 2000 the company completed an initial public offering (the "Offering") of its Class A common stock. The managing underwriters in the Offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC (the "Underwriters"). The shares of Class A common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-39428) that was declared effective by the SEC on August 8, 2000. The offering commenced on August 9, 2000. All 11,500,000 shares of Class A common stock registered under the Registration Statement (including 1,500,000 shares sold pursuant to the exercise of the Underwriters' overallotment option) were sold at a price of $12.00 per share. The aggregate price of the offering amount registered was $172,500,000. The Company paid an aggregate of $10,912,000 in fees, commissions and underwriting discounts associated with the Offering. The Company received net proceeds from the Offering of $127,088,000 and an additional $25,000,000 from a concurrent private placement with Qualcomm. The Company has used $79,310,000 of the proceeds to fully retire the Series B preferred stock, $55,845,000 to retire Term Debt and $16,933,000 for other corporate purposes.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     In June 2000, the stockholders voted on a consent in lieu of special meeting of stockholders. The following matters were voted on: (1) the reincorporation of the Company under the laws of the State of Delaware; (2) the merger agreement relating to such reincorporation; (3) Amended and Restated Certificate of Incorporation; (4) Amended and restated Bylaws; (5) appointment of independent public accountants; (6) form of Indemnification agreement; (7) 2000 Equity Incentive Plan and (8) 2000 Employee Stock Purchase Plan. On all matters the vote tally was 47,293,280 votes for, with the remainder of the outstanding share abstaining.

In July 2000, the stockholders voted on a consent in lieu of special meeting of stockholders approving the 0.38098771 for 1 reverse stock split of the Company's capital stock. The vote tally was 47,293,280 votes for, with the remainder of the outstanding share abstaining.

Item 5. Other Information

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

10.7.1 Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.7.2 Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.8 Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.9 Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co. Ltd. and ChipPAC Limited..* +

10.10 Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.11 Patent Sublicense Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.*

--------------------------------------------------------------------------------

10.12 TCC License Agreement, dated December 22, 1998, between Tessera Inc., the Tessera Affiliates (as defined therein), ChipPAC, Inc. and the Licensee Affiliates (as defined therein)..* +

10.12.1 Letter Agreement, dated July 15, 1999, by and among ChipPAC, Inc., Hyundai Electronics America, ChipPAC Limited and Tessera, Inc.*

10.13 Materials Agreement, dated as of July 1, 1999, by and between ChipPAC Limited and Intel Corporation..* +

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

10.32 Promissory Note, dated as of August 2, 2000, by and between Dennis McKenna and ChipPAC, Inc.**

10.33 Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

--------------------------------------------------------------------------------

10.34 Form of Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and Bain Capital, Inc. **

10.35 Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and SXI Group LLC. **

21.1 Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd.*

27.1    Financial Data Schedule.

-----------------------

* Incorporated by reference to the similarly numbered exhibit in the Registrant's Form S-4 (No. 333-91641).

** Incorporated by reference to the similarly numbered exhibit in the Registrant's Form S-1 (No. 333-39428).

+ Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.



         (b) Reports on Form 8-K

On July 14, 2000 ChipPAC filed a report on Form 8-K under Item 2 that the Company had completed its acquisition of Intersil Technology Sdn. Bhd., a Malaysian corporation and wholly-owned subsidiary of Sapphire Worldwide Investments,Inc., a British Virgin Islands corporation and wholly-owned subsidiary of Intersil Corporation, a Delaware corporation. Pursuant to Item 7 of Form 8-K, we attached the financial statements and pro forma financial statements of Intersil Technology Sdn. Bhd.


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


                                        CHIPPAC, INC.
                                        (Registrant)


                                        /s/ Robert Krakauer
                               ---------------------------------------

                                          ROBERT KRAKAUER
                                          Chief Financial Officer
                         (as Registrant and as Principal Accounting Officer)

                                          November 16, 2000

--------------------------------------------------------------------------------
                                                                         Page 25