Form 10-K
period 2000-12-31
CHIPPAC INC
filed 2001-04-02
CIK 1093779

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to _______________.

                      Commission file number 333-91641

                                 ChipPAC, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                            77-0463048
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

              3151 Coronado Drive, Santa Clara, California 95054
              (Address of Principal Executive Offices, Zip Code)

       Registrant's telephone number, including area code (408) 486-5900

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                    Name of Each Exchange on
                                                           Which Registered
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A common stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO ___
                                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

                Aggregate market value of voting stock held by
             non-affiliates of the registrant as of March 23, 2001:

                                $ 155,786,096

68,455,513 shares of the Registrant's Class A common stock were outstanding on March 23, 2001. No shares of the Registrant's Class B common stock were outstanding on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed subsequent to the date hereof - Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I..................................................................    3
  Item 1.   BUSINESS....................................................    3
  Item 2.   PROPERTIES..................................................   14
  Item 3.   LEGAL PROCEEDINGS...........................................   15
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15
PART II.................................................................   16
  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   16
  Item 6.   SELECTED FINANCIAL DATA.....................................   19
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   20
  Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   31
  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   32
  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   72
PART III................................................................   72
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   72
  Item 11.  EXECUTIVE COMPENSATION......................................   72
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   72
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   72

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................   72

Part I

Item 1.
BUSINESS

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 of this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Industry

      ChipPAC is one of the world's largest providers of semiconductor packaging, test, and distribution test services. We offer a full portfolio of leaded, laminate, and flip-chip packaging and inter-connect technologies to leading semiconductor companies that service the communications, computing, and consumer markets. We are a leader in providing high end packaging solutions, including ball grid array packages, or BGA packages, the most advanced mass produced type of package. We also provide advanced packaging products that address the needs of semiconductors used in wireless and wireline communications applications, including flip-chip, chip-scale and stacked die technologies. Outsourcing of packaging, test and distribution services to independent packagers like ChipPAC is expanding due to several factors, including time to market pressures, increased technological complexity of packaging, the growth of "fabless" semiconductor manufacturers, resource allocation, and equipment utilization. Our headquarters are located in the Silicon Valley (Santa Clara, California) and the facilities are strategically located in China, Malaysia and South Korea. We believe the following business strengths further differentiate us from our competitors:

      . High End Technology Expertise - We are one of the world's largest providers of outsourced BGA packages, which accounted for approximately 61% of our packaging revenues during the twelve months ended December 31, 2000. Our BGA packages are used for most high end applications such as providing non-microprocessor packaging requirements for computing and communications devices including Qualcomm Incorporated's CDMA chipsets. Our advanced package portfolio also includes next generation flip-chip technology for system on a chip, or SOC, which is used in Internet servers and telecom switching devices, as well as multi-die packaging for digital signal processors, or DSPs, and other wireless chipsets. In addition, the Malaysian business expanded our mixed-signal testing platforms and provides us with critical expertise for testing radio frequency, or RF, devices. We believe that our advanced technology expertise and our commitment to research and development will enable us to continue to drive the development of solutions for next generation semiconductor packages.

      . Focus on Communications End Markets--In order to address the small footprint needs of wireless networks, Internet appliances and handheld computing devices, we have developed smaller, more efficient and lighter weight products, including EconoCSP(TM), LFCSP(TM), WaferCSP(TM), and M/2/CSP(TM). As a result, we provide packaging and test services for most of the flash memory manufacturers.

Our Services

      We offer semiconductor packaging and test services to the semiconductor industry, with products and service offerings in communications, computing and multi-applications end markets. Approximately 90.8% and 9.2% of our revenues during 2000 and approximately 88.1% and 11.9% of our revenues during the quarter ended December 31, 2000 were derived from packaging and test services, respectively.

      Since customers require their suppliers to pass a lengthy and rigorous qualification process that can be costly to the customers, we believe they generally do business with a few suppliers. Because our services are considered part of the customer's manufacturing infrastructure, we must have dedicated resources and systems to provide flexible manufacturing, quick-turns and real-time information transfers.

Packaging

      We have provided semiconductor packaging and test services since 1984, and offer a broad range of packaging formats for a wide variety of electronics applications. Based on the pro forma results for the acquisition of the Malaysian business, our two types of packaging services, leaded and substrate, or BGA, contributed approximately 38.4% and 53.6% of revenue, respectively, for 1999, and 35.0% and 55.8% of revenue, respectively, for the year ended December 31, 2000.

Leaded Packaging

      Leaded packaging is the most widely used packaging type and is used in almost every electronics application, including automobiles, household appliances, desktop and notebook computers, and telecommunications. Leaded packages have been in existence since semiconductors were first produced. In 1999, semiconductors comprised over half of the total industry packaging volume. Leaded packages are characterized by a semiconductor die encapsulated in a plastic mold compound with metal leads surrounding the perimeter of the package. With leaded packages, the die is attached to a leadframe (a flat lattice of wires). The die is then encapsulated in a plastic or ceramic package, with the ends of the leadframe wires protruding from the edges of the package to enable connection to a printed circuit board. This packaging type has evolved from packages designed to be plugged into a printed circuit board by inserting the leads into holes on the printed circuit board to the more modern surface-mount design, in which the leads or pins are soldered to the surface of the printed circuit board. Specific packaging customization and improvements are continually being engineered to improve electrical and thermal performance, shrink package sizes and enable multi-chip capability.

Leaded Package Profile

      We offer a wide range of lead counts and body sizes within this packaging group to satisfy customer die size variations. Our traditional leaded packages are at least three millimeters in thickness and include PDIP, PLCC, and SOIC. Our advanced leaded packages are thinner than our traditional leaded packages, approximately 1.4 millimeters in thickness, and have a finer pitch because the leads are closer together, allowing for a higher pin count and greater functionality in a smaller package size. Our advanced leaded packages include LFCSP, MQFP, TQFP, iQUAD, TSSOP and SSOP. Our acquisition of the Malaysian business added Power Packages to our portfolio.

      Substrate Packaging (or BGA), represents the newest and fastest growing area in the packaging industry and is used primarily in high-growth end markets, including computing platforms and networks, hand held consumer products including wireless communications devices, personal digital assistants and video cameras, and home electronic devices such as DVDs and home video game machines. BGA technology was first introduced as a solution to problems associated with the increasingly high lead counts required for advanced semiconductors. As the number of leads surrounding the integrated circuit increased, high lead count packages experienced significant electrical shorting problems. The BGA methodology solved this problem by effectively creating leads on the bottom surface of the package in the form of small bumps or solder balls. In a typical BGA package, the semiconductor die is placed on top of a plastic or tape laminate substrate rather than a leadframe. The die is connected to the circuitry in the substrate by a series of fine gold wires that are bonded to the top of the substrate near its edges. On the bottom of the substrate is a grid of metal balls that connect the packaged device to a printed circuit board. Benefits of BGA packaging over leaded packaging include:

      .     smaller size;

      . greater pin count, or number of connections to the printed circuit board;

      .     greater reliability;

      .     better electrical signal integrity; and

      .     easier attachment to a printed circuit board.

      We supply our customers with substantially the entire family of BGA packaging services offered in the marketplace today, including:

      Standard BGA. Standard BGA packaging has a grid array of balls on the underside of the integrated circuit, and is used in high-performance applications, like personal computer chipsets, graphic controllers and DSPs. A standard BGA package generally has greater than 100 pins. Standard BGA packages have better thermal and electrical performance than leaded packages. They also feature more advanced surface mount technology, allowing for easier handling in the packaging process. Standard BGA packaging services accounted for all of our BGA packaging revenues in 1998.

BGA Package Profile

      Chip-Scale BGA. Chip-scale BGA packaging includes all packages where the package is less than 1.2 times the size of the silicon die. Chip-scale BGA is a substrate-based package that is designed for memory devices and other medium pin count semiconductors and requires dense ball arrays in very small package sizes, like wireless telephones and personal digital assistants, video cameras, digital cameras and pagers.

      We are continually developing new BGA technologies and BGA packaging techniques. One of our research and development facilities is working to develop prototypes of flip-chip BGA packaging in which the silicon die is directly attached to the substrate using bumps or solder balls rather than wire bonds. This is expected to improve heat dissipation and the electrical performance of the chip. Flip-chip BGA technology can be used in a wide array of applications ranging from consumer products to highly sophisticated application specific integrated circuits, referred to as ASIC, microprocessors and memory packages. While we believe that flip-chip BGA represents the next generation of BGA packaging technology, we believe that standard BGA and chip-scale BGA packaging will experience long life cycles as have many of our leaded packaging solutions.

      The following chart summarizes the packaging services we offer. Packaging revenues are pro forma for the acquisition of the Malaysian business. The full names of each packaging type are provided in the Glossary accompanying our registration statement on Form S-1 (Registration number 333-39428).

  Percentage
      of
     2000
   Packaging
    Revenue                   Packaging Types                  Application           Pin Count
- -------------  -------------  ------------------------   ------------------------    --------
 Leaded 30.6%  Traditional:   PDIP, PLCC, SOIC, SOJ,     Telecommunications,          8-304
                              SSOP, SIP, DPAK and        automobiles, household
                              D/2/PAK, Power, Hermetic,  appliances, and desktop
                              MOV.                       and notebook computers

         4.5%  Advanced:      TQFP, TSOP, QFP,           Personal computers and      32-176
                              LQFP TSSOP, TO5,           telecommunications
                              iQUAD(TM) and MQFP

 BGA    45.2%  Standard       PBGA, M/2/BGA(TM),         Personal computer           119-371
               BGA:           TBGA and EBGA              chipsets, graphic
                                                         controllers

        11.7% Chip-Scale      EconoCSP(TM), (i)BGA(TM),  Wireless telephones,        36-280
              BGA:            M/2/CSP(TM)and FBGA-T      personal digital
                                                         assistants, video
                                                         cameras and wireless
                                                         pagers

         0.1% Flip-Chip       FlipPAC(TM), RamPAC(TM)    High-end network servers    36-1732
              BGA:            and FlashPAC(TM)           products, application
                                                         specific integrated
                                                         circuits,
                                                         microprocessors and
                                                         memory packages

Test Services

      We also provide our customers with semiconductor test services for a number of device types, including mixed-signal, digital logic, memory, power and RF devices. Semiconductor testing measures and ensures the performance, functionality and reliability of a packaged device, and requires knowledge of the specific applications and functions of the devices being tested. In order to enable semiconductor companies to improve their time-to-market, streamline their operations and reduce costs, there has been an increasing trend toward outsourcing both packaging and test services. We have capitalized on this trend by enhancing our test service capabilities. We operate 282 testers, and achieved 251% year-over-year growth in 2000. The Malaysian business expanded our mixed-signal testers and provides us with critical expertise for testing RF devices, one of the fastest growth areas for test outsourcing.

      In order to test the capability of a semiconductor device, a semiconductor company will provide us with its proprietary test program and specify the test equipment to run that program. In the alternative, however, our customers may consign their test equipment to us. Our test operators place devices to be tested on a socketed, custom load board and insert the load board into the test equipment which then tests the devices using software programs developed and supplied by our customers. The cost of any specific test and the time, usually measured in seconds, to run a test vary depending on the complexity of the semiconductor device and the customer's test program.

      In addition to final test services, we also provide "burn in" test services. Through "burn in," a semiconductor is inserted into a socket and subjected to extreme hot and cold temperatures over a period of time. "Burn in" tests are typically conducted to determine overall reliability of a semiconductor under extreme conditions.

Other Services

      We also provide a full range of other value-added services, including:

      . Design and Characterization Services. We offer design and characterization services at our Santa Clara, California; Chandler, Arizona and Ichon, Korea facilities. Our design engineers at these facilities select, design and develop the appropriate package, leadframe or substrate for that device by simulating the semiconductor's performance and end-use environment.

      . Dry Pack Services. In order to prevent the failure of any semiconductors due to exposure to moisture during shipping, we "dry pack" most of our packaged integrated circuits in specially sealed, environmentally secure containers.

      . Tape and Reel Services. Many electronic assembly lines utilize "tape and reel" methods in which semiconductors are attached to a tape to enable faster attachment to the printed circuit board. We offer a service in which we ship packaged and tested devices on a tape and reel mechanism rather than on a tray, to facilitate the assembly process.

      . Drop Shipment. In order to enable semiconductor companies to improve their time-to-market and reduce supply chain and handling costs, we offer drop shipment services in which we ship packaged semiconductor devices directly to those companies that purchase devices from our customers.

      . Wafer probe. We offer a wafer sort operation where an electrical test is performed on die while still in wafer form. This process establishes which die on each wafer are suitable to be assembled into a final package.

Customers

      We provide packaging and test services to 77 customers worldwide, including 41 in the United States. Our customers include many of the world's largest and most prominent semiconductor manufacturers including: Atmel, Fairchild Semiconductor International, Hyundai Electronics Industries Co. Ltd., International Business Machines Corporation, Intel, Intersil, LSI Logic Corporation, Lucent, NVIDIA Corporation, Qualcomm, Samsung, and
STMicroelectronics.

      During the years ended December 31, 2000 and 1999, approximately 71.5%, and 83.4%, respectively, of our revenues were derived from our top five customers. We anticipate that this customer concentration will decrease as new customers for which we have already become qualified and customers with which we are undergoing qualification.

      Our customers are located around the world, but principally in the United States, Asia and Europe. The following table details the percentage of total revenue we received from each of these principal geographic locations.

                                          December 31,
                                       2000           1999
                                       ----           ----
                       United States     83%            89%
                       Asia              14%             9%
                       Europe             3%             2%
                                       ----           ----
                                        100%           100%
                                       ----           ----

      In general, our customers principally rely on at least two independent packagers. A packaging company must pass a lengthy and rigorous qualification process that can take a minimum of three months for a typical leaded package and can take more than six months for a typical BGA package and, in each case, can cost the customer approximately $0.25 million to $0.3 million. Once a primary packager has been selected, that packager gains insight into its customer's business operations and an understanding of its products as part of the overall working relationship. These factors, combined with the pressures of a semiconductor company to meet the time-to-market demands of its customers, result in high switching costs for semiconductor companies, making them adverse to changing or adding additional suppliers. We have been successful in attracting new customers because we are one of a few independent packaging and test companies that offers packaging, test and distribution services for a full portfolio of packages.

Marketing, Sales and Customer Support

      We provide sales support to our customers through an international network of offices located in:

      .     the United States,
            -     Santa Clara, California (our worldwide headquarters),
            -     San Diego, California,
            -     Chandler, Arizona,
            -     Boston, Massachusetts,
            -     Dallas, Texas,
            -     Palm Bay, Florida
      .     Kampen, The Netherlands,
      .     Tokyo, Japan,
      .     Shanghai, China,
      .     Ichon, Korea,
      .     Singapore and
      .     Kuala Lumpur, Malaysia

      Our account managers, applications engineers, customer service representatives and sales support personnel form teams that focus on a specific customer or geographic region.

      As is industry practice, we operate with essentially no order backlog due to our quick cycle times. Customers deliver near-term forecasts and release production die to us in daily or weekly increments for packaging, test and distribution. These near-term forecasts guide us as to anticipated volumes, but provide no meaningful backlog statistics. Because substantially all of our materials inventory is purchased based on customer forecasts, we carry small quantities of inventory and we have relatively low finished goods inventory.

      Our marketing efforts focus on creating a brand awareness and familiarity with our advanced device packaging technologies and an understanding of our end-user market applications in wireless handset and PDA graphics, PC chipsets, wireless LAN, memory, storage and networking. We market our leadership in advanced packaging, test technology, and distribution and our ability to supply a broad line of packaging and test services to the semiconductor industry. We target engineers and executive level decision makers through the delivery of "white papers" at industry conferences, quarterly mailings of technical brochures and newsletters, advertisements in trade journals and our website.

Suppliers

      Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are lead frames, rigid and flexible substrates, gold wire and molding compound. We purchase materials based on the demand forecasts of our customers. Our customers are responsible for the costs of any unique materials that we purchase but do not use, particularly those lead frames and substrates that are ordered on the basis of customer-supplied forecasts. We work closely with our primary materials suppliers to insure the timely availability of materials supplies, and we are not dependent on any one supplier for a substantial portion of our materials requirements. We do not see the need for long-term supply contracts and therefore have no significant agreements with materials suppliers. The materials we procure are readily available and we are able to meet our production requirements from multiple sources through periodic negotiation and placement of written purchase orders. We combine our global requirements into centrally negotiated blank purchase orders to gain economies of scale in procurement and more significant volume discounts. Approximately 65% of our substrate costs in 2000 were incurred from the purchase of materials from Korea, with the balance coming primarily from Japan and Taiwan. We expect that in the next several years, an increasing portion of our materials will be supplied from sources in China, Taiwan, and Southeast Asia.

      Our packaging operations and expansion plans also depend on obtaining adequate quantities of equipment on a timely basis. To that end, we work closely with our major equipment suppliers to insure that equipment deliveries are on time and the equipment meets our stringent performance specifications.

Intellectual Property

      Our ability to develop and provide advanced packaging technologies and designs for our customers depends in part on our proprietary know-how, trade secrets and other non-patented, confidential technologies, which we either own or license from third parties. We have licenses to use numerous third party patents, patent applications and other technology rights, as well as trademark rights, in the operation of our business. Under the patent and technology license agreement that we entered into with Hyundai Electronics, which we refer to as the Hyundai Electronics License, we obtained a non-exclusive license to use intellectual property in connection with our packaging activities.

      Following expiration of its initial term on December 31, 2003, the Hyundai Electronics License may be extended by us from year to year upon payment of a nominal annual license fee. Hyundai Electronics may terminate the Hyundai Electronics License prior to December 31, 2003 if we breach the Hyundai Electronics License and do not cure that breach within the applicable time period, or in the event of our bankruptcy or similar event, or if a force majeure event prevents performance of the agreement.

      We have entered into a License Agreement with Tessera, Inc. which we refer to as the Tessera License, under which we have obtained a worldwide, royalty-bearing, non-exclusive license under specified Tessera patents, technical information and trademarks relating to Tessera's proprietary IC packages, most significantly its mBGA(TM), or micro BGA, packages. The Tessera License will run until the expiration of the last Tessera patent licensed under the Tessera License. Accordingly, the expiration of the Tessera License will not occur until sometime after February, 2018, which is the earliest date that all patents licensed under the Tessera License may expire.

      In connection with our recapitalization, we obtained a non-exclusive sublicense from Hyundai Electronics under patents owned by Motorola for use in connection with our BGA packaging process. The initial term of our sublicense under the Motorola patents will expire on December 31, 2002. This sublicense requires Hyundai Electronics to use commercially reasonable efforts to extend or renew its license from Motorola prior to its expiration on December 31, 2002 and obtain from Motorola the right to grant us a sublicense on the same terms and conditions as those of any extended or renewed license.

      We have entered into two license agreements with LSI Logic. Under the first license, which we refer to as the LSI flip-chip license, we have received a worldwide, non-exclusive, royalty-bearing license to use LSI packaging technology and technical information to manufacture, use and sell flip-chip semiconductor devices having at least 200 solder balls. Our rights under the LSI flip-chip license will become perpetual and irrevocable upon our payment of fees or January 1, 2004, whichever occurs first. LSI Logic may terminate the LSI flip-chip license if, before our rights have become perpetual and irrevocable, we breach the LSI flip-chip license and do not cure that breach within the applicable time period, or in the event of our bankruptcy or similar event.

      Our second license from LSI Logic, which we refer to as the LSI CSP license, grants us a worldwide, non-exclusive license under LSI packaging technology and technical information to manufacture, use and sell semiconductor device assemblies having an overall height of less than 1.2 millimeter. Our rights under the LSI CSP license are perpetual but LSI Logic may terminate the LSI CSP license if we breach the LSI CSP license and do not cure that breach within the applicable time period, or in the event of our bankruptcy or similar event.

      In connection with our acquisition of the Malaysian business, we acquired ownership of all Intersil patents, technical information and copyrights used exclusively in or associated exclusively with the Malaysian business and, additionally, Intersil granted us a worldwide, non-exclusive, royalty-free license under other Intersil patents, copyrights and technical information which are also used in or related to the operation of the Malaysian business. This Intersil license is perpetual and irrevocable.

      Our primary trademark and trade name is "ChipPAC." We own or are licensed to use other secondary trademarks.

Research and Development

      Our research and development efforts are focused on developing new packages, assembly and test technologies and on improving the efficiency and capabilities of our existing packaging and test services. Technology development is a basic competence of ChipPAC and a key competitive factor in the packaging industry. We have invested considerable resources and we are among the leaders in new product and technology development. During the past two years, we have introduced the following new package families:

      .     Flip-Chip CSP
      .     EconoCSP(TM)
      .     M2CSP(TM)
      .     MicroBGA
      .     LFCSP(TM)
      .     EconoLGA(TM)
      .     M2BGA(TM)
      .     FlipPAC(TM)
      .     TBGA-I
      .     TBGA-II
      .     TEBGA

      Materials engineering plays a critical role in advanced packaging and has enabled us to develop environmentally friendly lead free and halogen free packaging already required by several of our customers.

      We have established three design centers where new packages are designed and fully characterized for performance and tested both for package and system level reliability to meet end customer needs.

      As of December 31, 2000, we employed approximately 112 full-time research and development personnel. During 2000 and 1999, we spent approximately $12.0 and $12.4 million, respectively, on research and development.

Competition

      The packaging and test industry is highly fragmented. Our primary competitors and their locations are as follows:

      .     Advanced Semiconductor Engineering, Inc.--Taiwan

      .     Amkor Technology, Inc.--Korea and Philippines

      .     ASAT, Ltd.--Hong Kong

      .     ASE Test Limited--Taiwan and Malaysia

      .     Shinko Electric Industries Co., Ltd.--Japan

      .     Siliconware Precision Industries Co., Ltd.--Taiwan

      .     ST Assembly Test Services Limited--Singapore

      Each of these companies has significant packaging capacity, financial resources, research and development operations, marketing and other capabilities, and has some degree of operating experience. These companies also have established relationships with many large semiconductor companies which are current or potential customers of ours. We also compete with the internal packaging and testing capabilities of many of our largest customers. We believe the principal elements of competition in the independent semiconductor packaging market include time-to-market, breadth of packaging services, technical competence, design services, quality, yield, customer service and price. We believe that we generally compete favorably in these areas.

      Due in significant part to the lengthy and costly process of qualifying a supplier, most semiconductor manufacturers generally have two or more sources of packaging services.

Employees

      As of December 31, 2000, we employed 6,753 full-time employees, of whom approximately 112 were employed in research, and development, 6,311 in packaging and test services and 330 in marketing, sales, customer service and administration.

      Approximately 2,100 of our employees at the Ichon, Korea facility are represented by ChipPAC Korea Labor Union and are covered by a collective bargaining agreement which expires on May 1, 2001. We believe that we have good relationships with our employees and unions.

Item 2.
Properties

      Our operations are conducted through seven operating facilities. Our corporate headquarters are located in Santa Clara, California, and we provide all packaging, test and distribution services through facilities in Ichon and Chungju, Korea, Shanghai, China and, Kuala Lumpur, Malaysia. The Chungju facility provides electroplating services on leadframes from the Ichon facility. The Chungju facility was founded in 1983 and is both ISO-9002 and QS-9000 certified. The Ichon facility was founded in 1985 and is both ISO-9002 and QS-9000 certified. The Shanghai facility was founded in 1994 and is also ISO-9002 certified and QS-9000 certified. The Kuala Lumpur facility is ISO-9002, QS-9000 and ISO-14001 certified.

      The following chart summarizes the information about our facilities:

                                                                                               Principal Packaging or Service
Facility Location            Leased/Owned       Sq. Ft.         Functions/Services              Provided or Being Developed
- -------------------------------------------------------------------------------------------------------------------------------
                                                        Executive offices, Research and
Santa Clara, California         Leased          40,000  Development, Sales,                Flip-Chip BGA, Flip-
                                                        Marketing and Administration       Chip and CSP Design Services

Pleasanton, California          Leased           1,800  Sales, Marketing and               Sales, Marketing and
                                                        Administration                     Administration Services

Chandler, Arizona.......        Leased           5,000  Research and                       Design and
                                                        Development, Sales and             Characterization
                                                        Marketing                          Services

Shanghai, China.........       Owned(1)        442,000  Packaging and Test Services,       Leaded IC, Chip-Scale Packaging,
                                                        Warehousing Services               Test and Distribution Services

Ichon, Korea............        Leased         474,000  Packaging and Test Services,       Advanced Leaded, BGA
                                                        Research and Development,          Packaging, Chip-Scale,
                                                        Warehousing Services               Test and Distribution Services

Chungju, Korea..........        Leased         129,000  Electroplating                     Electroplated leadframes
                                                        Leadframes for Ichon, Korea

Kuala Lumpur, Malaysia..       Owned(1)        524,000  Packaging and Test Services,       Discrete Power, Leaded IC,
                                                        Warehousing Services               Test and Distribution Services

(1) Improvements are owned by ChipPAC but upon the termination of the existing long-term lease revert to the lessor.

ITEM 3 LEGAL PROCEEDINGS

      We are not involved in any legal proceedings, the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations. From time to time, however, we are involved in claims that arise in the ordinary course of business, and we maintain insurance that we believe to be adequate to cover these claims.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

Part II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Class A common stock is traded on the Nasdaq National Market under the symbol "CHPC." Public trading of the Class A common stock began on August 9, 2000. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the our Class A common stock as quoted on the Nasdaq National Market.

                                                     HIGH        LOW
                                                   -------    --------
2000
August 9, 2000 - September 30, 2000............    $19.500     $11.188
Fourth Quarter.................................     12.375       2.625

      There were approximately 2,246 beneficial holders of record as of March 15, 2001 of the Company's Class A common stock.

DIVIDEND POLICY

      We have not in the past paid, and do not expect for the foreseeable future to pay dividends on our common stock. Instead, it is anticipated that all earnings, if any, in the foreseeable future will be used for working capital and other general corporate purposes. The payment of dividends by us to holders of our common stock is prohibited by our senior credit facility and is restricted by the indenture relating to our senior subordinated notes. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon, among other factors, the results of operations, financial condition, capital requirements and contractual restrictions.

RECENT SALES OF UNREGISTERED SECURITIES

      ChipPAC, Inc. was incorporated in Delaware in June 2000 for the purpose of reincorporating ChipPAC, Inc., a California corporation, under the laws of the state of Delaware in connection with our initial public offering. We refer to the Delaware corporation as ChipPAC Delaware and to the California corporation as ChipPAC California. The reincorporation was effected pursuant to a merger whereby ChipPAC California was merged into ChipPAC Delaware. The merger occurred immediately prior to the effectiveness of our registration statement on Form S-1 in August 2000. In the merger the following issuances took place which were exempted from registration under the Securities Act of 1933, as amended, by virtue of Sections 3(a)(11) or 4(2) of the Securities Act:

 .     each share of Class A common stock of ChipPAC California became one share of Class A common stock of ChipPAC Delaware;

 .     each share of Class B common stock of ChipPAC California became one share of Class B common stock of ChipPAC Delaware;

 .     each share of Class L common stock of ChipPAC California became one share of Class A common stock of ChipPAC Delaware, plus an additional number of shares of Class A common stock of ChipPAC Delaware, rounded to the nearest whole share, determined by dividing the Preference Amount described below by the value of a share of Class A common stock of ChipPAC Delaware based on the initial public offering price;

 .     each share of Class A convertible preferred stock of ChipPAC California became one share of Class A convertible preferred stock of ChipPAC
      Delaware;

 .     each share of Class B preferred stock of ChipPAC California became one share of Class B preferred stock of ChipPAC Delaware;

 .     each share of Class C preferred stock of ChipPAC California became one share of Class C preferred stock of ChipPAC Delaware; and

 .     each outstanding option and warrant for the purchase of Class A common stock of ChipPAC California became an option and warrant for the purchase of Class A common stock of ChipPAC Delaware.

      In August 2000, concurrently with our initial public offering, we issued 2,192,983 shares of Class A common stock to Qualcomm for $25 million. Also concurrently with our initial public offering, we issued 183,334 shares of our Class A common stock to each of Bain Capital, L.L.C. and SXI Group LLC as partial compensation for the termination of their advisory agreements with us. At the initial public offering price, the 366,668 total shares issued in connection with the termination of the advisory agreements were worth $4.4 million.

      In June 2000, we issued 17,500 shares of Class C preferred stock, par value $0.01, to Intersil in connection with and as partial consideration for ChipPAC California's acquisition of the Malaysian business.

      These issuances in June and August of 2000 were deemed exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act.

      In January 2000, pursuant to our 1999 Stock Purchase and Option Plan, we issued the following to a group of 27 employees (adjusted to reflect our reverse stock split):

 .     7,620 shares of Class L common stock at a price of $23.62 per share;

 .     68,578 shares of Class A common stock at a price of $0.2916 per share;

 .     28,574 shares of time-vesting Class A common stock at a price of $0.2916 per share;

 .     options to purchase an aggregate of 49,814 shares of Class A common stock at a price of $0.2916 per share; and

 .     options to purchase an aggregate of 41,147 shares of Class A common stock at a price of $5.512 per share.

The options are not transferable. The options and the time-vesting stock began to vest in January 2001. These grants of stock and options were deemed exempt from registration under the Securities Act by virtue of Rule 701 of the Securities Act.

      In April 2000, also pursuant to our 1999 Stock Purchase and Option Plan, we issued the following shares to a group of 11 employees (adjusted to reflect our reverse stock split):

 .     options to purchase an aggregate of 14,287 shares of Class A common stock at a price of $0.2916 per share; and

 .     options to purchase an aggregate of 1,905 shares of Class A common stock at a price of $5.512 per share.

The options are not transferable and do not vest prior to April 2001. These option grants were deemed exempt from registration under the Securities Act by virtue of Rule 701 of the Securities Act.

      In July 2000, also pursuant to our 1999 Stock Purchase and Option Plan, we issued the following to a group of 5,590 employees:

 .     23,959 shares of Class A common stock at a price of $0.2916 per share;

 .     options to purchase an aggregate of 534,998 shares of Class A common stock at a price of $12.60 per share; and

 .     options to purchase an aggregate of 3,810 shares of Class A common stock at a price of $5.512 per share.

The options are not transferable and do not vest prior to July 2001. These option grants were deemed exempt from registration under the Securities Act by virtue of Rule 701 of the Securities Act.

ITEM 6.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                      ChipPAC, Inc.
                           Selected Historical Financial Data
                                     (In thousands)

                                                                  For the Year Ended December 31,
                                                     2000         1999         1998         1997         1996
                                                  ---------    ---------    ---------    ---------    ---------
Statement of Operations Data
Net revenue                                       $ 494,411    $ 375,530    $ 334,081    $ 289,429    $ 191,655
Gross profit                                        109,144       58,042       63,716       60,191       24,990
Operating income                                     62,330       12,619       40,429       25,518        7,620
Net income (loss)                                    12,056       (7,308)      32,303      (46,118)      (5,625)
Net income (loss) available to
   common stockholders                                2,869      (11,528)      32,303      (46,118)      (5,625)

Net income (loss) per share available to
   common stockholders:
Basic                                             $    0.05    ($   0.30)   $    0.83    ($   1.19)   ($   0.14)
Diluted                                           $    0.05    ($   0.30)   $    0.83    ($   1.19)   ($   0.14)
                                                  -------------------------------------------------------------
Shares use in per share calculation:
Basic                                                57,067       38,935       38,861       38,861       38,861
Diluted                                              58,253       38,935       38,861       38,861       38,861
                                                  -------------------------------------------------------------
Other Financial Data:
Depreciation and amortization                     $  45,049    $  56,701    $  45,855    $  40,682    $  26,632
Debt issue amortization                               1,950          774           --           --           --
Acquisition of property and equipment                93,174       57,856       61,332      136,594      118,971
Balance Sheet Data (at period end):
Cash and cash equivalents                         $  18,850    $  32,117    $  68,767    $   3,067    $   2,323
Accounts receivable, less allowance for
   doubtful accounts                                 45,904       30,003       37,729       30,156       20,694
Working capital                                     (20,438)      10,224       20,320       29,637       20,240
Total assets                                        469,245      343,429      359,472      233,241      215,932
Total long-term debt, including current portion     290,200      300,000      133,715      152,410      109,053
Mandatorily redeemable preferred stock                   --       82,970           --           --           --
Total stockholders' equity (deficit)                 65,697     (122,886)     113,191        9,472       53,692

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial conditions and results of operations covers periods prior to the completion of our recapitalization in August 1999 and prior to our initial public offering in August 2000. As part of our recapitalization, we entered into financing arrangements and, as a result, we have a different capital structure. As a result of the initial public offering, we again significantly changed our capitalization. Accordingly, the results of operations for periods subsequent to the recapitalization and initial public offering are not necessarily comparable to prior periods. The following discussion should be read in conjunction with the combined financial statements contained in this annual report.

Overview

      In 1997, we were incorporated as a distinct entity and established as the parent of a stand-alone worldwide business. Prior to this time, we operated as a separate division of Hyundai Electronics, one of the world's largest semiconductor manufacturers and a member of the Hyundai Group, the Korean conglomerate. In 1999, as part of the recapitalization, the Equity Investors obtained control of ChipPAC and Hyundai Electronics America retained approximately 10.0% of our outstanding common stock, which was then reduced to 6.8% as a result of our initial public offering.

      Our revenues consist of fees charged to our customers for the packaging, testing, and distribution of their integrated circuits. From 1995 to 2000, net revenues increased from $179.2 million to $494.4 million, a cumulative annual growth rate of 22.5%, primarily from the growth of BGA packaging, and, in 2000, from the growth of test revenue and the acquisition of the Malaysian business. We are one of the largest providers of outsourced BGA packaging services worldwide. The capital investments made by Hyundai Electronics from 1995 to 1997 totaled approximately $307.0 million and provided us with the capacity necessary to support this growth in advanced packaging services, along with providing capacity to support future growth. By 1998, we possessed the scale required to provide our services to a broad base of customers who required BGA packaging services. We also have a significant business in leaded packaging, which accounted for 35.0% and 29.1% of our sales in the years ended December 31, 2000 and 1999, respectively.

      The following table describes the composition of revenue by product group and test services, as a percentage of total revenues:

                                             December 31
                                2000            1999            1998
                              ------          ------          ------
            Laminate            55.8%           68.1%           61.8%
            Leaded              35.0%           29.1%           35.5%
            Test                 9.2%            2.8%            2.7%
                              --------------------------------------
            Total              100.0%          100.0%          100.0%
                              ======================================

Quarterly Results (Unaudited)

      The following table describes our unaudited historical quarterly sales and gross profit in thousands of U.S. dollars.

                                      2000                                          1999
                  -----------------------------------------    -------------------------------------------
(In thousands)        Q1         Q2         Q3         Q4           Q1         Q2         Q3         Q4
                      --         --         --         --           --         --         --         --
Revenues       $ 97,469    $108,979    $155,795    $132,168    $ 85,548    $ 80,853    $101,270    $107,859
Gross Profit   $ 20,422    $ 26,141    $ 35,568    $ 27,013    $ 13,417    $  9,684    $ 16,791    $ 18,150
Gross Margin       21.0%       24.0%       22.8%       20.4%       15.7%       12.0%       16.6%       16.8%

      The above table illustrates the cyclical and seasonal nature of our financial performance. We have historically experienced steadily rising revenue levels during the course of the year, peaking in the third or fourth quarter, due to a peak in demand for electronics in this quarter of the year. In 2000, revenues peaked in the third quarter as semiconductor device end-demand slowed in the fourth quarter and an inventory correction began generally in the electronics industry.

Results of Operations

      The following table describes our results of operations based on the percentage relationship of operating and other financial data to revenues during the periods shown:

                                                             December 31,
                                                    2000       1999       1998
                                                   ------     ------     ------
Historical Statement of Operations Data

Revenue                                             100.0%     100.0%     100.0%
Gross margin                                         22.1%      15.5%      19.1%
Selling, general & administrative                     7.0%       5.7%       4.5%
Research & development                                2.4%       3.3%       2.3%
Change of control expenses                             --%       3.2%       0.2%
                                                   ----------------------------
Operating income                                     12.6%       3.4%      12.1%
                                                   ============================

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues: Net revenues in 2000 increased 31.7% to $494.4 million from $375.5 million in 1999. We experienced strong increases across all product lines. Laminate sales increased 7.9% over 1999. Leaded sales, not including those attributable to our acquisition of the Malaysian business, increased 32.2% over 1999, and test revenue increased 186.4% over 1999. Increases in revenues were broadly distributed across all of our end markets, but the communications segment showed an increase of 99.4%. During these six months of 2000, the Malaysian business contributed $44.0 million in revenues in 2000.

      Gross Profit: Gross Profit increased to $109.1 million in 2000 from $58.0 million in 1999, resulting in a gross margin of 22.1% compared to 15.5% in 1999. Effective January 1, 2000 we re-evaluated the estimated useful lives of our property, plant and equipment. Based on an independent appraisal of the useful lives of this equipment and from our internal assessment, estimated useful lives of assembly and test product equipment and furniture and fixtures were, for accounting purposes, changed from five years to eight years. The net book values of assembly and test product equipment and furniture and fixtures already in use are now being depreciated over the remaining useful life, based on eight years from the date the assets were originally placed in service. This change resulted in depreciation expense for the year ended December 31, 2000 being $29.0 million lower than we would have recorded if we had continued to use five-year lives. The remaining increase in gross profit was attributable to improved materials procurement and greater efficiency due to high utilization rates partially offset by an increase in average labor costs, the effect of the Malaysian business acquisition, and the strengthening of the Won against the U.S. Dollar in 2000 versus the prior year.

      Selling, General, and Administrative: Selling, general and administrative expenses increased to $34.8 million in 2000 from $21.2 million in 1999. As a percentage of revenues, these expenses increased to 7.0% from 5.7%. In 2000 we hired new personnel at the management level to accommodate both our expanded operations and our transition to a public company. As a result, we incurred additional expenses associated with hiring in the areas of administration, sales, and marketing.

      Research and Development: Research and development expenses decreased to $12.0 million in 2000 from $12.4 million in 1999. As a percentage of revenues, these expenses decreased to 2.4% from 3.3%. The decrease as a percentage of revenues was mainly caused by the additional revenue from the Malaysia business that did not require as high research and development expenditures in 2000 as the required intellectual property and process technology for the Malaysian business was acquired in the purchase.

      Change of Control Expense: As a result of our recapitalization, we were contractually required to make a one-time change of control payment to our unionized Korean employees of approximately $11.8 million. The payment was recorded as an operating expense during the year ended December 31, 1999. This expense did not reoccur in 2000.

      Interest Income: Interest income decreased to $0.8 million in 2000 compared to $2.8 million in 1999. The average cash balance maintained in 2000 was significantly lower than in 1999 due to the working capital and fixed asset investments needed to support our growth.

      Interest Expense: Interest expense for 2000 increased 85.8% to $39.4 million in 2000 from $21.2 million in 1999. This is primarily due to 12 months of interest expense on the debt incurred as part of the recapitalization compared to five months of interest payments in 1999. In addition, we incurred interest expense on the debt incurred to complete the Malaysian acquisition.

      Foreign Currency Gains: The foreign currency gain was $2.2 million in 2000 compared to $1.2 million in the prior year period. The exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, we negotiated with the large majority of our material and equipment suppliers to denominate purchase transactions in U.S. Dollars. Second, on October 1, 1999, we changed our functional currency to the U.S. Dollar from the local currencies of the Korean and Chinese subsidiaries.

      Other Income/Expense: Other expense increased $7.9 million in 2000 compared to other income of $0.7 million in 1999. This was primarily due to the one time charge of $8.0 million to end the management services agreements with Bain Capital and SXI group.

      Income Taxes: Income tax expense was $3.6 million in 2000 compared to $1.9 million in 1999. Our effective tax rate was 20.0% in 2000 compared to negative 48.5% in 1999. Our effective tax rate during 1999 was adversely affected by losses of the operations in China, for which no tax benefit was realized. The recapitalization also changed the tax structure and overall effective tax rate compared to 1999.

      Extraordinary Loss: We incurred an extraordinary loss of $2.4 million, net of tax benefit, related to the early repayment of our senior term debt that was used in the acquisition of Intersil's Malaysian business that was subsequently repaid using proceeds from our initial public offering.

      Net Income: As a result of the items described above, our net income increased to $12.1 million in 2000 compared to a net loss of $7.3 million in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues: Net revenues in 1999 increased 12.4% to $375.5 million compared with $334.1 million in 1998. This increase came primarily from sales growth in BGA packaging services, which increased by 23.6% from $206.9 million to $255.8 million. This increase was partially offset by a decline in revenues from leaded packages services from $127.2 million to $109.3 million. The strong growth in BGA revenues was driven primarily by higher volumes of BGA packaging services sold to Intel, our leading customer, partially offset by lower average selling prices. Additionally, we started to ship BGA packages to new customers including nVIDIA, IBM, Lucent and Level One during 1999. The decline in leaded product revenues was driven by the continuing soft market conditions in the semiconductor industry present during the second half of 1998, and has been partially offset by strengthened market conditions during 1999.

      Gross Profit: Gross profit decreased to $58.0 million in 1999 from $63.7 million in 1998, resulting in gross margin of 15.5% in 1999 compared to 19.1% for 1998. The gross profit experienced during the 1998 was significantly higher than usual due to the large depreciation of the Korean Won which averaged 1,372.1 Won per U.S. Dollar during 1998 compared to an average exchange rate of 1,189.3 Won per U.S. Dollar during 1999. This exchange rate resulted in lower costs for overhead and labor in Korea in 1998.

      Selling, General and Administrative: Selling, general and administrative expenses increased 40.8% to $21.2 million in 1999 compared to $15.1 million during 1998. As a percentage of sales, these expenses increased from 4.5% to 5.7% of sales during the same period. This increase was due to the additional expenses associated with hiring new personnel in the areas of administration, sales and marketing necessary to strengthen our worldwide infrastructure.

      Research and Development: Research and development expenses increased to $12.4 million in 1999 compared to $7.7 million in 1998. As a percentage of sales, these expenses increased to 3.3% of sales in 1999 as compared to 2.3% of sales in 1998. The increase in the level of research and development expenses was due to the establishment of a prototype development center in Santa Clara, California at the end of 1998. Expenses of the prototype development center increased by $1.7 million during 1999 over 1998.

      Change of Control Expense: As a result of the recapitalization, we were contractually required to make a one-time change of control payment to our unionized Korean employees of approximately $11.8 million. The payment was recorded as an operating expense during the quarter ended September 30, 1999.

      Interest Income: For 1999, interest income increased to $2.8 million from $1.3 million for 1998. Most of the interest income was earned from cash invested in time deposits. During 1999, we maintained an average cash balance of $51.0 million. During 1998, we did not have a significant cash balance as substantially all cash was transferred to Hyundai, the then sole stockholder, at its request. ChipPAC was a wholly owned subsidiary at the time of the transfer. ChipPAC does not expect to maintain significant cash balances going forward.

      Interest Expense: Interest expense for 1999 increased 59.2% to $21.2 million from $13.3 million for 1998. This is primarily due to interest expense on the debt raised as part of the recapitalization.

      Foreign Currency (Gains) Losses: During 1998, we incurred a net non-cash foreign currency gain of $24.7 million, which arose from ChipPAC Korea's holding of U.S. Dollar-denominated liabilities in excess of U.S. Dollar monetary assets and from an appreciation in the value of the Won. During 1999, ChipPAC incurred a non-cash foreign currency gain of $1.2 million.

      Other Income (Expense): Other expense increased from $0.2 million in 1998 to income of $0.6 million in 1999. The increase in other income arose principally from an increase in the gains from the sale of excess production equipment and scrap material.

      Income Taxes: Income tax expense was $1.9 million in 1999 compared to $20.6 million expense for 1998. The effective tax rate was approximately negative 48.5% in 1999 versus the historic effective tax rate of approximately 38.9% in 1998. The effective tax rates during both periods were adversely affected by losses by our operations in China, for which no tax benefit was realized.

      Extraordinary Loss: We incurred an extraordinary loss of $1.4 million, net of tax benefit, related to the early retirement of debt upon the recapitalization of the company.

      Net Income (Loss): As a result of the items described above, we showed a net loss of $7.3 million for 1999 compared to net income of $32.3 million in 1998.

     Management fees charged by affiliate: From 1995 to June 30, 1998, Hyundai charged fees to ChipPAC for the use of technology and technical support for our facility in China. This agreement was terminated on June 30, 1998. ChipPAC is fully capable of providing this support today.

Sources and Uses of Cash

      In 2000, 1999, and 1998, cash provided by operations was $48.5 million, $45.9 million, and $98.8 million, respectively. Cash from operations mainly consisted of net income (loss) plus depreciation and amortization less utilization for working capital.

      In 2000, 1999, and 1998, cash used in investing activities was $131.0 million, $56.5 million, and $59.7 million, respectively. In 1998 and 1999, cash used in investing activities mainly was invested in property and equipment. In 2000, in addition to the acquisition of property and equipment, cash was invested in the purchase of the Malaysian business, including purchased intellectual property.

      In 2000, 1999, and 1998 cash provided by (used in) financing activities was $68.9 million, ($26.5) million, and $15.5 million, respectively. Cash was mainly provided by or used in debt issuance, debt prepayment, stock issuance, and stock redemption.

Liquidity and Capital Resources

      We have a borrowing capacity of $50 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. In addition, borrowings of up to $20.0 million are available for acquiring equipment and making other specified capital expenditures under the capital expenditure line portion of the senior credit facilities. We may borrow and repay under the capital expenditure line until August 5, 2001. Amounts that are repaid under the capital expenditure line after August 5, 2001 may not be reborrowed by us later. The final maturity for both these facilities is August 5, 2005. We did not draw upon these facilities in connection with our recapitalization.

      Our capitalization significantly changed following our initial public offering of stock on August 8, 2000, as explained in detail above under the caption "Business."

      Our ongoing primary cash needs are for operations and equipment purchases. Prior to the recapitalization, we met a significant portion of our cash requirements from a combination of (1) short and long-term bank loans and
(2) capital contributions from Hyundai. All short and long-term debt, loans, leases and other credit facilities existing prior to the recapitalization were repaid and terminated at the recapitalization date.

      Prior to the recapitalization, Hyundai Electronics invested significant amounts of capital to increase our packaging and test services capacity. The capital investments made by Hyundai Electronics from 1995 to 1997 totaled approximately $307.0 million. We spent approximately $93.2 million, $57.9 million and $61.3 million in capital expenditures in 2000, 1999 and 1998, respectively.

      Under the recapitalization agreement, Hyundai Electronics may receive up to an additional $55.0 million of cash during the four-year period beginning January 1, 1999 if we exceed specified levels of EBITDA as described in the recapitalization agreement. Hyundai Electronics is entitled to receive 33.3% of the amount by which the EBITDA, which is defined in the recapitalization agreement, exceeds $116.5 million, $171.3 million, $198.5 million and $231.8 million, respectively, in each of the first four years following the recapitalization. No payment was made to Hyundai Electronics in 2000 and 1999 under these terms, and this right expired with the redemption of the Hyundai preferred stock.

      As of December 31, 2000, our debt consisted of $298.0 million in outside borrowings; comprised of $7.8 million of revolving loans, $140.2 million of term loans and $150.0 million in senior subordinated notes. Interest is payable semi-annually for the senior subordinated notes and quarterly for the revolving and term loans. The Senior notes carry an interest rate of 12.75%. The Company has the option to adjust the interest rates on part or all of the remaining debt throughout the terms of the loans. At December 31, 2000, the weighted average interest rate for the Revolving loans and the Term loans was 9.53%. Our Senior Credit Facilities are secured by the assets of the Company and those of certain of its subsidiaries. Maturity on the credit facilities range from 2005 to 2009.

      We believe that our existing cash balances, cash flows from operations, available equipment lease financing and available borrowings under the senior credit facilities will be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the next twelve months.

      Our debt instruments require that we meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. These debt instruments also contain covenants restricting our operations. There were no violations of these covenants through December 31, 2000.

Derivative Financial Instruments

      Since October 1998, we have entered into foreign forward contracts to mitigate the effect of foreign currency movements on the cost of materials and equipment. The contracts entered into require the purchase of Korean Won or Japanese Yen, and the delivery of U.S. Dollars, and generally have maturities which do not exceed three months. Because the contracts entered into to date do not qualify as hedges under generally accepted accounting principles in the United States of America, the gains and losses from these contracts have been recorded as foreign currency gains and losses. We had no gain or loss in 2000 and a net loss of $0.8 million in 1999 arising from forward foreign currency contracts.

      As of December 31, 2000, we had no foreign currency contracts outstanding.

Recent Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be market-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. We are required to adopt SFAS 133 in the first quarter of our fiscal year 2001. We believe that the impact of SFAS 133 will have no material effect on our financial statements.

Acquisition of Malaysian Business

      On June 30, 2000, we consummated our acquisition of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $75.6 million in cash and preferred stock. In connection with the acquisition, we entered into a five-year supply agreement with Intersil to provide Intersil assembly and test services on an exclusive basis. The Malaysian business increases opportunities in high growth advanced communications products, provides a presence in Malaysia near emerging wafer foundries, broadens our package portfolio and enhances our intellectual property in key areas. In addition, the Malaysian business expands our mixed-signal testing capabilities and provides us with critical expertise in RF testing.

      We accounted for the Malaysian acquisition using purchase accounting. Under purchase accounting, the total purchase price of the Malaysian business is allocated to the acquired assets and liabilities based on their relative fair values as of the closing date of the acquisition. The purchase price of $75.6 million represents the total of the cash consideration (including direct costs of the acquisition) and the estimated fair value of the Class C preferred stock exchanged for the whole of the issued shares of the Malaysian business and certain intellectual property associated with it.

      The terms of the acquisition of the Malaysian business require us to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller's packaging business, currently subcontracted by Intersil to third parties, to us. We will record these contingent payments as additional purchase price if and when they are earned and paid on a quarterly basis. In the event that Intersil were to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate. As of December 31, 2000, we have paid $0.4 million and accrued an additional $1.3 million for such incentive payments. These payments increased the effective purchase price and the resulting decrease in negative goodwill was allocated to non-current assets. Additionally, $2.4 million of other purchase price adjustments were recorded resulting in a further reduction of negative goodwill.

      The amount and components of the purchase price along with the allocation of the purchase price to assets purchased and liabilities assumed as of December 31, 2000 are as follows:

                                                                   (in millions)
Purchase Price:
 Cash consideration ...............................................    $56.6
 Estimated fair value of Class C preferred stock ..................     15.8
 Expenses .........................................................      5.0
Less: payment due from Intersil ...................................     (1.8)
                                                                       -----
                                                                       $75.6
                                                                       =====
Allocation of Purchase Price:
 Estimated fair value of
  Land and buildings ..............................................    $17.7
  Plant and equipment .............................................     59.6
  Intellectual property ...........................................     13.3
  Restructuring accrual ...........................................     (7.4)
  Deferred taxes ..................................................     (4.1)
  Net other assets and liabilities ................................     (3.5)
                                                                       -----
                                                                       $75.6
                                                                       =====

      There is no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price, resulting in negative goodwill of $52.1 million. The negative goodwill has been allocated in full to non-current assets as summarized below:

                                       Estimated      Negative
                                          Fair        Goodwill      Adjusted
Non-current asset                        Value        Allocated     Fair Value
                                       --------     ------------    ----------
                                                    (in millions)
Land and buildings ..............      $ 27.9          $(10.2)        $ 17.7
Plant and equipment .............        93.9           (34.3)          59.6
Intellectual property ...........        20.9            (7.6)          13.3
                                       ------          ------         ------
                                       $142.7          $(52.1)        $ 90.6
                                       ======          ======         ======

      Intellectual property we acquired along with the Malaysian business primarily consists of trade secrets and patents. The estimated average useful life of these assets is between five and nine years. An accrual of $7.4 million was established for expected costs of restructuring the Malaysian business. As of December 31, 2000, $5.5 million of these one time non-recurring costs have been incurred in connection with our factory reorganization, product discontinuance and employee related costs. A total of $1.9 million remains for completion of the restructuring activities which will occur in the first half of 2001.

      The results of operations of the Malaysian business have been included with our results of operations for periods subsequent to June 30, 2000. Set forth below is the unaudited pro forma combined summary of operations of our Company for the years ended December 31, 2000 and 1999, as if the acquisition had been made on January 1, 1999 (in thousands, except for per share amounts).

Pro Forma Disclosure
                                                             December 31,
                                                          2000           1999
                                                      -------------------------
                                                      (unaudited)    (unaudited)
Net sales                                               $536,326       $477,394
Income before extraordinary item                           9,165          7,009
Net income                                                 6,775          6,749

Earnings per share

   Basic                                                $   0.10       $   0.12
                                                        --------       --------
   Diluted                                              $   0.10       $   0.12
                                                        --------       --------

Shares used in per share calculation:

   Basic                                                  68,367         54,002
                                                        --------       --------
   Diluted                                                69,553         54,601
                                                        --------       --------

      Intersil assigned to us patents, copyrights, and technical information used exclusively in or associated with the Malaysian business. Furthermore, Intersil granted us a worldwide, non-exclusive, royalty-free license under other Intersil patents, copyright and technical information which is also used in or related to the operation of the Malaysian business. This license is perpetual and irrevocable. Any intellectual property rights in the bounding diagrams, test programs, maskworks and test boards uniquely related to the Intersil products for which we will provide packaging and test services under the supply agreement with Intersil are licensed to it only for use in providing those services.

Initial Public Offering

      On August 8, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of our Class A common stock. In connection with the closing of our initial public offering, we issued 10,000,000 shares of Class A common stock for gross proceeds of $120.0 million. We concurrently completed the private placement described below. The total proceeds from the offering and the concurrent private placement, net of issuance costs, was $135.0 million.

      On August 18, 2000 in connection with the underwriters' exercise of their over-allotment option to purchase additional shares of our Class A common stock, we issued an additional 1,500,000 shares of Class A common stock for gross proceeds of $18.0 million. Total proceeds from the issuance of the additional shares, net of issuance costs, was $16.9 million.

      The net proceeds, amounting to $151.9 million, have been used to redeem in full the Class B mandatorily redeemable preferred stock of $79.3 million and to repay debt of $64.2 million.

      In connection with the closing of our initial public offering, all outstanding shares of Class A and Class C mandatorily redeemable preferred stock were automatically converted into an aggregate of 4,349,254 shares of Class A common stock.

Qualcomm Private Placement

      On July 13, 2000, Qualcomm agreed to enter into a three-year supply agreement with us under which we will provide packaging and test services for integrated circuit devices for Qualcomm and Qualcomm agreed to purchase $25.0 million of our Class A common stock at a purchase price per share of $11.40 (95% of the initial public offering price) in a private placement that occurred concurrently with the closing of our initial public offering. Based on the initial public offering price of $12.00, Qualcomm purchased 2,192,983 shares of Class A Common Stock.

                   Summary Sources and Uses of Initial Public
                 Offering and Private Placements August 11, 2000
                 -----------------------------------------------

                                                                          Gross      Expenses   Net Cash
                                                                          -----      --------   --------
I.   Sources of Funds
     A.        IPO net proceeds                                           $138,000   $(11,108)  $126,892
     B.        Qualcomm net proceeds                                        25,000      ___       25,000
                                                                          --------   --------   --------
                                                                          $163,000   $(11,108)  $151,892
                                                                          ========   ========   ========
II.  Uses of Cash Proceeds

     A.        Retirement of Series B mandatorily redeemable
                preferred stock, including accreted dividends                                   $ 79,310
     B.        Repayment of term debt                                                             55,845
     C.        Senior Term facilities paydown                                                      8,310
     D.        Corporate purposes                                                                  8,427
                                                                                                --------
                                                                                                $151,892
                                                                                                ========

Private Placement for Termination of Advisory Agreements

      At the time of our 1999 recapitalization, we entered into advisory agreements with affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital Ltd.(our Equity Investors), under which the Equity Investors provided financial, advisory and consulting services to us. Each advisory agreement was to remain in effect for an initial term of ten years.

     We agreed to terminate the advisory agreements with the Equity Investors upon the closing of the initial public offering for a one-time aggregate payment of $8.0 million consisting of a $3.6 million cash payment and the issuance of $4.4 million of our Class A common stock at a price per share equal to the initial public offering price. We recorded a one time charge to income of $8.0 million in the third quarter of fiscal 2000 for this agreement termination.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We utilize derivative financial instruments but do not use derivative financial instruments for speculative or trading purposes. We have long-term debt that carries fixed and variable interest rates. A fluctuation in interest rates of 1% (approximately 10% of our blended interest rate) would increase the annual interest charge by $1.7 million. We do enter into transactions in other currencies, primarily the Korean Won. However, a majority of the revenues and capital spending is transacted in U.S. Dollars. Therefore, effective October 1, 1999, we changed the functional currency of ChipPAC Korea and ChipPAC China from their respective local currencies to the U.S. Dollar. The use of the U.S. Dollar as the functional currency will result in a much lower level of foreign exchange gains and losses in our overseas subsidiaries.

      For 2000, 1999, and 1998, we generated approximately 16.7%, 11.3%, and 7.2% of total revenues, respectively, from international markets, primarily from customers in Korea and Japan. In addition, all of the facilities currently used to provide packaging services are located in Korea, China and Malaysia. Moreover, many of our customers' operations are located in countries outside of the United States of America. We cannot determine if our future operations and earnings will be affected by new laws, new regulations, a volatile political climate, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the United States of America, particularly in Korea, China and Malaysia. If future operations are negatively affected by these changes, sales or profits may suffer.

Investment Risk

      We do not have investments and therefore are not exposed to investment risk.

Foreign Currency Risk

      Based on the our overall currency rate exposure at December 31, 2000, a near term 10% appreciation or depreciation in the value of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. There can be no assurance, however, that there will not be a material impact further in the future.

      A portion of our costs is denominated in foreign currencies, like the South Korean Won, the Chinese Renminbi, and the Malaysian Ringgit. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect the cost of goods sold and operating margins and could result in exchange losses. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may have engaged in, and may continue to engage in, exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure that any hedging technique we implement will be effective. If it is not effective, we may experience reduced operating margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants ..........................................  33
Consolidated Balance Sheets -- December 31, 2000 and 1999...................  34
Consolidated Statements of Operations for each of the three
      years in the period ended December 31, 2000 ..........................  35
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000 ..........................  36
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000 ...................................  37
Notes to Consolidated Financial Statements..................................  39

Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000

Report of Independent Accountants

To the Stockholders and Board of Directors of ChipPAC, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and cash flow, present fairly, in all material respects, the financial position of ChipPAC, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
San Jose, California
January 25, 2001

                                  ChipPAC, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                             December 31,  December 31,
                                                                                                 2000         1999
                                                                                              ---------    ---------
Assets
  Current assets:
      Cash and cash equivalents                                                               $  18,850    $  32,117
      Receivable from stockholders                                                                   --       11,662
      Accounts receivable, less allowance for
        doubtful accounts of $972 and $1,196                                                     45,904       30,003
      Inventories                                                                                21,250       17,497
      Prepaid expenses and other current assets                                                   6,720        3,161
                                                                                              ---------    ---------
          Total current assets                                                                   92,724       94,440
  Property and equipment, net                                                                   334,733      226,931
  Other assets                                                                                   41,788       22,058
                                                                                              ---------    ---------
          Total assets                                                                        $ 469,245    $ 343,429
                                                                                              =========    =========
  Liabilities and Stockholders' Equity (Deficit)
  Current liabilities:
      Bank borrowings                                                                         $   7,800    $      --
      Accounts payable                                                                           54,663       52,208
      Accrued expenses and other liabilities                                                     43,899       27,208
      Current portion of long-term debt                                                           6,800        4,800
                                                                                              ---------    ---------
          Total current liabilities                                                             113,162       84,216
  Long-term debt, less current portion                                                          283,400      295,200
  Other long-term liabilities                                                                     6,986        3,929
                                                                                              ---------    ---------
          Total liabilities                                                                     403,548      383,345
                                                                                              ---------    ---------
  Commitments and contingencies (Note 13)
  Mandatorily redeemable preferred stock
     10.0% cumulative convertible preferred stock, Class A - par value $0.01 per share; no shares and 10,000 shares authorized, issued and
       outstanding at December 31, 2000 and 1999                                                     --        9,416
                                                                                              ---------    ---------
     12.5% cumulative preferred stock, Class B - par value $0.01 per share; 105,000 shares authorized, issued and outstanding, no shares and 70,000 shares at December 31, 2000
       and 1999                                                                                      --       73,554
                                                                                              ---------    ---------
  Stockholders' equity (deficit):
      Common stock, Class A - par value $0.01 per share; 250,000,000 shares authorized,
         68,438,000 and 36,671,000 shares issued and outstanding at December 31, 2000 and
         1999                                                                                       685          367
      Common stock, Class B - par value $0.01 per share; 250,000,000 shares, no shares
         issued or outstanding at December 31, 2000 and 1999                                         --           --
      Common stock, Class L - par value $0.01 per share; 20,000,000 shares authorized, no shares and 3,984,000 shares issued and outstanding at December 31, 2000 and
         1999                                                                                        --           40
      Warrants - Class A common stock                                                             1,250        1,250
      Additional paid in capital-common stock                                                   104,509      (81,304)
      Receivable from stockholders                                                               (1,505)      (1,128)
      Accumulated deficit                                                                       (48,411)     (51,280)
      Accumulated other comprehensive income                                                      9,169        9,169
                                                                                              ---------    ---------
          Total stockholders' equity (deficit)                                                   65,697     (122,886)
                                                                                              ---------    ---------
          Total liabilities, mandatorily redeemable preferred stock and stockholders'
             equity (deficit)                                                                 $ 469,245    $ 343,429
                                                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                                  For the Years Ended
                                                                                                     December 31,
                                                                                       2000               1999               1998
                                                                                    ---------          ---------          ---------
Revenue                                                                             $ 494,411          $ 375,530          $ 334,081
Cost of revenue                                                                       385,267            317,488            270,365
                                                                                    ---------          ---------          ---------
Gross profit                                                                          109,144             58,042             63,716
Operating expenses:
   Selling, general and administrative                                                 34,799             21,219             15,067
   Research and development                                                            12,015             12,362              7,692
   Management fees charged by affiliate                                                    --                 --                528
   Change of control expenses                                                              --             11,842                 --
                                                                                    ---------          ---------          ---------
      Total operating expenses                                                         46,814             45,423             23,287
                                                                                    ---------          ---------          ---------
Operating income                                                                       62,330             12,619             40,429
Non-operating (income) expenses:
   Interest expense                                                                    39,432             21,241             13,340
   Interest income                                                                       (843)            (2,751)            (1,276)

   Foreign currency (gains) losses                                                     (2,168)            (1,224)           (24,670)

   Other (income) expenses, net                                                         7,849               (650)               168
                                                                                    ---------          ---------          ---------
      Non-operating (income) expenses                                                  44,270             16,616            (12,438)

                                                                                    ---------          ---------          ---------
Income (loss) before income taxes and extraordinary items                              18,060             (3,997)            52,867
Provision for income taxes                                                              3,614              1,938             20,564
                                                                                    ---------          ---------          ---------
Income (loss) before extraordinary item                                                14,446             (5,935)            32,303
Extraordinary item:
   Loss from early extinguishment of debt, net of
         related income tax benefit                                                     2,390              1,373                 --
                                                                                    ---------          ---------          ---------
Net income (loss)                                                                      12,056             (7,308)            32,303
   Accretion of dividends on mandatorily redeemable
         preferred stock                                                               (8,197)            (3,960)                --
   Accretion of recorded value of the Intel warrant                                      (990)              (260)                --
                                                                                    ---------          ---------          ---------
Net income (loss) available to common stockholders                                  $   2,869          $ (11,528)         $  32,303
                                                                                    =========          =========          =========
Comprehensive income:
   Net income (loss)                                                                $  12,056          $  (7,308)         $  32,303
   Currency translation adjustments                                                        --             (1,309)            28,261
                                                                                    ---------          ---------          ---------
Comprehensive income gains (loss)                                                   $  12,056          $  (8,617)         $  60,564
                                                                                    =========          =========          =========
Income (loss) per share available to common stockholders
   before extraordinary item
   Basic                                                                            $    0.09          $   (0.26)         $    0.83
   Diluted                                                                          $    0.09          $   (0.26)         $    0.83

Extraordinary item
   Basic                                                                            $   (0.04)         $   (0.04)         $      --
   Diluted                                                                          $   (0.04)         $   (0.04)         $      --

Net income (loss) per share available to common stockholders
   Basic                                                                            $    0.05          $   (0.30)         $    0.83
   Diluted                                                                          $    0.05          $   (0.30)         $    0.83

Shares used in per share calculation:
   Basic                                                                               57,067             38,935             38,861
   Diluted                                                                             58,253             38,935             38,861

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                       Common Stock
                                                  ---------------------
                                                                             Warrants               Divisional
                                                                             Class A    Additional Equity, Net   Amount due
                                                   Number of                  Common     Paid in    of Capital      from
                                                    Shares       Amount       Stock      Capital    Redemption   Stockholders
                                                  ----------------------------------------------------------------------------
Balance as at December 31, 1997                          --    $      --    $      --    $      --   $  97,075    $  (7,466)
Capital increase                                         --           --           --          --       82,953           --
Advances to Hyundai Electronics                          --           --           --          --           --      (30,160)
Amortization of stock option compensation                --           --           --          --           63           --
Currency translation gain                                --           --           --          --           --           --
Dividends declared by ChipPAC Korea                      --           --           --          --           --           --
Net income                                               --           --           --          --           --           --
                                                  ----------------------------------------------------------------------------
Balance as at December 31, 1998                          --           --           --          --      180,091      (37,626)
Proceed from common stock issuance at
recapitalization, net of issuance cost of
$17,982                                              38,861          389           --      83,629      (10,000)          --
Sale of common stock and exercise of stock
options                                               1,794           18           --       2,781           --       (1,128)
Capital contribution                                     --           --           --          --      (16,401)      37,626
Conversion of divisional equity to mandatorily
redeemable preferred stock                               --           --           --          --      (30,000)          --
Capital redemption at recapitalization                   --           --           --          --     (311,220)          --
Capital contribution by HEI at recapitalization          --           --           --          --       19,816           --
Transfer of divisional equity upon
recapitalization                                         --           --           --    (167,714)     167,714           --
Issuance of Intel warrant                                --           --        1,250          --           --           --
Accretion of recorded value of Intel warrant             --           --           --          --           --           --
Dividend accretion of mandatorily redeemable
preferred stock                                          --           --           --          --           --           --
Currency translation loss                                --           --           --          --           --           --
Net loss                                                 --           --           --          --           --           --
                                                  ----------------------------------------------------------------------------
Balance as at December 31, 1999                      40,655          407        1,250     (81,304)          --       (1,128)
Repayment of amount due from stockholders                                                                               185
Sale of common stock                                    510            5           --       1,181           --         (562)
Common stock repurchased by Company during the
year                                                    (61)          (1)          --         (39)          --           --
Conversion of preferred stock to common stock         4,349           43           --      28,588           --           --
Exercise of stock options                                45            1           --          20           --           --
Accretion of recorded value of Intel warrant             --           --           --          --           --           --
Dividend accretion of mandatorily redeemable
preferred stock                                          --           --           --          --           --           --
Issuance of common stock to Class L
stockholders                                          8,880           89           --         (89)          --           --
Stock issued in connection with termination of
management advisory agreement                           367            4           --       4,396           --           --
Stock issued at IPO, net of issuance cost of
$11,108                                              13,693          137           --     151,756           --           --
Net profit                                               --           --           --          --           --           --
                                                  ----------------------------------------------------------------------------
Balance as at December 31, 2000                      68,438    $     685    $   1,250   $ 104,509           --    $  (1,505)
                                                  ============================================================================
                                                    Accumulated
                                                      other
                                                  Comprehensive    Accumulated
                                                  Income/(Loss)      Deficit       Total
                                                 ----------------------------------------
Balance as at December 31, 1997                     $ (17,783)     $ (62,354)   $   9,472
Capital increase                                           --             --       82,953
Advances to Hyundai Electronics                            --             --      (30,160)
Amortization of stock option compensation                  --             --           63
Currency translation gain                              28,261             --       28,261
Dividends declared by ChipPAC Korea                        --         (9,701)      (9,701)
Net income                                                 --         32,303       32,303
                                                 ----------------------------------------
Balance as at December 31, 1998                        10,478        (39,752)     113,191
Proceed from common stock issuance at
recapitalization, net of issuance cost of
$17,982                                                    --             --       74,018
Sale of common stock and exercise of stock
options                                                    --             --        1,671
Capital contribution                                       --             --       21,225
Conversion of divisional equity to mandatorily
redeemable preferred stock                                 --             --      (30,000)
Capital redemption at recapitalization                     --             --     (311,220)
Capital contribution by HEI at recapitalization            --             --       19,816
Transfer of divisional equity upon
recapitalization                                           --             --           --
Issuance of Intel warrant                                  --             --        1,250
Accretion of recorded value of Intel warrant               --           (260)        (260)
Dividend accretion of mandatorily redeemable
preferred stock                                            --         (3,960)      (3,960)
Currency translation loss                              (1,309)            --       (1,309)
Net loss                                                   --         (7,308)      (7,308)
                                                 ----------------------------------------
Balance as at December 31, 1999                         9,169        (51,280)    (122,886)
Repayment of amount due from stockholders                                             185
Sale of common stock                                       --             --          624
Common stock repurchased by Company during the
year                                                       --                         (40)
Conversion of preferred stock to common stock              --             --       28,631
Exercise of stock options                                  --             --           21
Accretion of recorded value of Intel warrant               --           (990)        (990)
Dividend accretion of mandatorily redeemable
preferred stock                                            --         (8,197)      (8,197)
Issuance of common stock to Class L
stockholders                                               --             --           --
Stock issued in connection with termination
of management advisory agreement                           --             --        4,400
Stock issued at IPO, net of issuance cost of
$11,108                                                    --             --      151,893
Net profit                                                 --         12,056       12,056
                                                 ----------------------------------------
Balance as at December 31, 2000                     $   9,169      $ (48,411)   $  65,697
                                                 ========================================

   The accompanying notes are an integral part of these financial statements.

                                             ChipPAC, Inc.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)

                                                                                For the Year Ended
                                                                                   December 31,
                                                                          2000         1999         1998
                                                                       ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                   $  12,056    $  (7,308)   $  32,303
   Adjustments to reconcile net income (loss) to net
       Cash provided by (used in) operating activities:
          Depreciation and amortization                                   45,049       56,701       45,855
          Debt issue amortization                                          1,950          774           --
          Deferred tax                                                     2,029       (3,049)       7,616
          Non-operating early debt extinguishment extraordinary loss       2,390        1,373           --
          Fee paid in stock to Equity Investors                            4,400           --           --
          Foreign currency (gains) losses                                 (2,168)      (1,224)     (24,670)
          (Gain) loss on sale of equipment                                   (93)        (282)          26
          Changes in assets and liabilities:
              Accounts receivable                                         (3,519)           6      (13,038)
              Inventories                                                   (155)      (5,731)       8,962
              Prepaid expenses and other assets                           (4,334)      (2,906)       8,469
              Other assets                                               (14,048)       3,317       (4,226)
              Advances (to) from affiliates                                   --       (7,424)       4,671
              Accounts payable                                            (2,499)     (11,615)      39,979
              Accrued expenses and other current liabilities               1,859       20,021          126
              Other long-term liabilities                                  3,297        3,279       (7,326)
                                                                       ---------    ---------    ---------
                 Net cash provided by operating activities                46,214       45,932       98,747
                                                                       ---------    ---------    ---------
Cash flows used in investing activities:
   Acquisition of property and equipment                                 (93,174)     (57,856)     (61,332)
   Proceeds from sale of equipment                                        17,549        1,347        1,635
   Malaysian acquisition, net of cash and cash equivalents               (54,835)          --           --
                                                                       ---------    ---------    ---------
                 Net cash used in investing activities                  (130,460)     (56,509)     (59,697)
                                                                       ---------    ---------    ---------
Cash flows provided by financing activities:
   Advances to affiliates                                                   (249)      (4,430)     (30,160)
   Proceeds from short-term loans                                         45,600        1,169       63,391
   Repayment of short-term loans                                         (37,800)     (19,469)     (79,093)
   Net proceeds from long term loans                                      63,660      285,631       10,185
   Capital redemption at recapitalization                                     --     (311,220)          --
   Capital contribution by HEI at recapitalization                            --       19,816           --
   Repayment of long-term debt and capital leases                        (73,460)    (133,615)     (31,795)
   Payment made to extinguish debt early                                      --       (1,373)          --
   Dividend paid                                                              --       (9,435)          --
   Net proceeds from common stock issuance at recapitalization                --       74,018           --
   Net proceeds from preferred stock issuance                                 --       50,000           --
   Net proceeds from sale of stock to management                              --        1,671           --
   Net proceeds from common stock issuance                               152,538           --           --

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
                                 (In thousands)

                                                                                For the Year Ended
                                                                                   December 31,
                                                                          2000        1999        1998
                                                                        --------    --------    --------
   Redemption of Class B preferred stock                                 (79,310)         --          --
   Contributions to paid in capital                                           --      20,750      82,953
                                                                        --------    --------    --------
             Net cash provided by (used in) financing activities          70,979     (26,487)     15,481
                                                                        --------    --------    --------
Effect on cash from changes in exchange rates                                 --         414      11,169
                                                                        --------    --------    --------
Net increase (decrease) in cash                                          (13,267)    (36,650)     65,700
Cash and cash equivalents at beginning of year                            32,117      68,767       3,067
                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                $ 18,850    $ 32,117    $ 68,767
                                                                        ========    ========    ========
Supplemental disclosure of noncash investing and financing activities
   Acquisition of equipment under capital leases                        $     --    $     --    $  2,191
                                                                        ========    ========    ========
   Dividend declared and accreted                                       $ (8,197)   $ (3,960)   $ (9,701)
                                                                        ========    ========    ========
   Accretion of recorded value of Intel warrant                         $   (990)   $   (260)   $     --
                                                                        ========    ========    ========
   Conversion of HEA equity to preferred stock                          $     --    $ 30,000    $     --
                                                                        ========    ========    ========
   Contribution of non-cash capital                                     $     --    $    475    $     --
                                                                        ========    ========    ========
   Sale of common stock for stockholder notes                           $    562    $  1,128    $     --
                                                                        ========    ========    ========
Supplemental disclosure of cash flow information
   Income taxes paid in cash                                            $  4,011    $  1,442    $    195
                                                                        ========    ========    ========
   Interest paid in cash                                                $ 36,865    $ 12,400    $ 12,708
                                                                        ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business, Recapitalization and Basis of Presentation

Business and Organization

      ChipPAC Inc. and its subsidiaries (the "Company"), provide packaging and testing services to the worldwide semiconductor industry. The Company packages and tests integrated circuits from wafers provided by its customers. The Company markets its services worldwide, with emphasis on the North American market. The Company's packaging and testing operations are located in the Republic of Korea ("South Korea" or "Korea"), the People's Republic of China ("China") and Malaysia.

Recapitalization

      Prior to August 5, 1999, the Company represented the combination of four business units of Hyundai Electronics Industries Co., Ltd. ("HEI") which operated collectively as HEI's worldwide packaging and testing operations. These four business units historically consisted of the Assembly and Test Division of HEI, Hyundai Electronics Co. (Shanghai) Ltd. ("HECS"), and the Assembly and Test Division of Hyundai Electronics America ("HEA"), a majority owned subsidiary of HEI. Sales and marketing services were primarily performed by the Assembly and Test Division of HEA, and packaging and testing services were performed by HECS and the Assembly and Test Division of HEI. Also included was ChipPAC, Inc. (CPI) which was owned by HEA.

      On August 5, 1999, affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital Ltd., which we refer to collectively as the "Equity Investors," and management acquired a controlling interest in the Company from Hyundai Electronics and Hyundai Electronics America through a series of transactions, including a merger into ChipPAC, Inc. of a special purpose corporation organized by the Equity Investors. The merger was structured to be accounted for as a recapitalization. Specifically:

      . the Equity Investors and other parties, including members of our management, invested $92.0 million to acquire common stock of ChipPAC, Inc. which represented approximately 90.2% of its common stock outstanding immediately following the recapitalization;

      . the prior stockholders of ChipPAC, Inc. retained a portion of their common stock in ChipPAC, Inc. equal to $10.0 million, or approximately 9.8% of ChipPAC, Inc.'s common stock outstanding immediately following the recapitalization; and

      . the prior stockholders received as consideration for the remainder of their common stock (i) an aggregate of $384.0 million in cash and (ii) mandatorily redeemable convertible preferred stock payable for up to an aggregate of $70.0 million. Net payment to Hyundai of $384.0 million, included capital redemption of $311.0 million and debt retirement of $133.0 million, offset by Hyundai investment of $40.0 million in

                                 ChipPAC, Inc.

        mandatorily redeemable preferred stock, and a capital contribution of $20.0 million. After completion of the recapitalization, the balance of divisional equity of $0.2 million was transferred to additional paid in capital.

Basis of Presentation

      2000 and 1999:

      The financial statements for the period subsequent to the recapitalization and as at December 31, 2000 and 1999 have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances have been eliminated on consolidation. Prior to the recapitalization, the Company prepared it's comparative financial statements on a combined basis as described below.

      1998:

      For the comparative disclosures for the period ended December 31, 1998, the Company represents the combination of four corporations then owned by Hyundai Electronics Industries Co., Ltd. (HEI) and Hyundai Electronics America
(HEA). These four corporations are ChipPAC, Inc. (CPI), ChipPAC Korea Co., Ltd. (CPK), ChipPAC Assembly and Test Co. Ltd. (CATS), and Hyundai Electronics Co. (Shanghai) Ltd., (HECS). Accordingly, the financial statements for the comparative periods are prepared on a combined basis.

      These comparative financial statements prepared on a combined basis include the accounts of CPI, CPK, HECS and CATS, or the divisional accounts of the predecessor Assembly and Test Divisions for periods prior to the business transfers referred to above, and reflect the combined financial position, results of operations, and cash flows of these entities. All inter-company or inter-divisional transactions have been eliminated in the combination.

      The combined statements of operations include all revenue and costs attributable to the Company including an allocation of the costs of shared facilities, costs of general and administrative services and overhead costs of HEI and HEA. For the periods prior to the legal formations of CPI and CPK, such allocated expenses were determined according to allocation bases deemed appropriate for the nature of each expense item, including relative headcount, relative occupancy of shared facilities, and relative sales volume. Costs allocated by HEI and HEA after the legal formations were based on services rendered, the costs of which were specified by affiliate agreements. In addition, subsequent to the legal formations, CPI and CPK established internal administrative and support functions, significantly reducing their reliance on HEI and HEA for such services. Since inception, HECS generally maintained its own internal administrative and support functions and was not allocated any costs by HEI. Management fees charged by HEI to HECS have been included in the combined results of operations and varied based on the level of services provided by HEI. Interest is not charged on intercompany trading balances.

      Management believes that the allocation methods used are reasonable. However, the financial information included herein may not be representative of the consolidated financial position, results of

                                 ChipPAC, Inc.

operations, and cash flows of the Company in the future or what they would have been had the Company operated as a consolidated entity during the periods presented.


Note 2: Summary of Significant Accounting Policies

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses in the financial statements and accompanying notes. Significant estimates made by management include: the useful lives of property; plant and equipment; allowances for doubtful accounts and customer returns; inventory realizability; contingent assets and liabilities and allocated expenses, among others. Actual results could differ from the estimates, and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments

      The amounts reported for cash and cash equivalents, accounts receivable, certain other assets, accounts payable, certain accrued and other liabilities, and short-term and long-term debt approximate fair value due to their short maturities or market interest rates.

Comprehensive Income (Loss)

      Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SAFS No. 130") establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. In the year ended December 31, 2000, comprehensive income approximated net income. In the years ended December 31, 1999 and 1998, comprehensive income (loss) was ($8.6) million and $60.6 million, respectively.

Inventories

      Inventories are stated at the lower of cost (computed using first-in, first-out method) or market value.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years except for building facilities and building improvements in Shanghai, China which are depreciated over thirty and fifteen years, respectively. In addition, land use rights in Shanghai, China and Malaysia are amortized over 50 and 99 years, respectively, which represent the contractual rights. Assets under capital leases and

                                 ChipPAC, Inc.

leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Amortization of assets under capital leases is included with depreciation expense. Upon disposal or sale, the Company removes the asset and accumulated depreciation from its records and recognizes the gain or loss in operations.

      Effective January 1, 2000, the Company re-evaluated the estimated useful lives of equipment. Based on an independent appraisal to evaluate the useful lives of such equipment and the Company's internal assessment, the Company changed the estimated useful lives of assembly and test product equipment and furniture and fixtures from five years to eight years. Previously, such equipment was depreciated on a straight line basis over an estimated useful life of five years.

      The net book values of assembly and test product equipment and furniture and fixtures, as of January 1, 2000, are now being depreciated over the remaining useful life, based on eight years from the date such assets were originally placed in service. This change resulted in a decrease in depreciation expense for the year ended December 31, 2000 being $29.0 million lower than would have been recorded using five year lives.

      The Company reviews property, plant and equipment and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value which is either determined based on discounted cash flows or appraised values, depending on the nature of the asset.

Intangibles

      Intangibles are amortized over their useful lives on a straight line basis over a period of five to nine years.

Concentration of Credit Risk and Major Customers

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and cash and cash equivalents.

      The Company's customers are comprised of companies in the semiconductor industry located primarily in the United States of America. Credit risk with respect to the Company's trade receivables is mitigated by selling to well established companies, performing ongoing credit evaluations and maintaining frequent contact with customers. The allowance for doubtful accounts is based upon the expected collectibility of the Company's accounts receivable.

      At December 31, 2000, three customers accounted for 18%, 16% and 11% of the outstanding trade receivables, respectively. At December 31, 1999, three customers accounted for 24%, 14% and 11% of the outstanding trade receivables, respectively. Loss of or default by these customers could have an adverse effect upon the Company's financial position, results of operations and cash flows.

                                 ChipPAC, Inc.

      Cash and cash equivalents are deposited with banks in the United States, Korea, China, and Malaysia. Deposits in these banks may exceed the amount of insurance provided on such deposits; however, the Company is exposed to loss only to the extent of the amount of cash and cash equivalents reflected on its balance sheet. The Company has not experienced any losses to date on its bank cash deposits.

Revenue Recognition

      The Company recognizes revenue, net of rebates and discounts, upon shipment of packaged semiconductors to its customers on completion of the services. The Company does not take ownership of customer-supplied semiconductors as these materials are sent to the Company on a consignment basis. Accordingly, the customer supplied materials are not reflected in revenue or in cost of revenue.

Research and Development Costs

      Research and development costs are charged to expense as incurred.

Accounting for Income Taxes

      The Company accounts for deferred income taxes using the liability method whereby deferred tax assets and liabilities are recorded for temporary differences between amounts reported in the financial statements and amounts that are or would have been reported had the combined companies filed separate income tax returns. A valuation allowance is provided for deferred tax assets when management cannot conclude, based on the available evidence, that it is more likely than not that all or a portion of the deferred tax assets will be realized through future operations. The provision for income taxes represents taxes that are or would have been payable for the current period, plus the net change in deferred tax amounts.

Computation of Net Income per Share of Common Stock

      Basic net income available to common stockholders per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants.

Foreign Exchange Contracts

      In the ordinary course of business the Company may enter into foreign exchange contracts as one way to mitigate the effect of foreign currency movements associated with its operations. The contracts entered into require the purchase of Korean Won or Japanese Yen and the delivery of U.S. Dollars, and generally have maturities which do not exceed three months. Because the contracts entered into to date have not qualified as hedges under generally accepted accounting principles in the United States of America, the gains and losses from these contracts have been recorded as foreign currency gains and losses in the period in which the exchange rate changed. There were no deferred

                                 ChipPAC, Inc.

gains or losses at December 31, 2000 and 1999. At December 31, 2000, the Company had no outstanding forward contracts and at December 31, 1999, the Company had outstanding forward contracts to purchase Japanese Yen of $25.5 million.

Foreign Currency Translation

      Effective October 1999, upon completion of the recapitalization, the Company concluded that the functional currency of its foreign operations is the U.S. Dollar. Previously, the Company's functional currencies of its foreign operations were the respective local currencies and the net of the effect of the translation of the accounts of the foreign operations were included in stockholders' equity as a cumulative translation adjustment.

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for certain transactions involving stock compensation" in accounting for its employee stock options. Accordingly, compensation for stock options is measured by the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure and pro-forma requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".

Recent Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS 133 in the first quarter of its fiscal year 2001 and believes that the impact of SFAS 133 will have no material effect on its financial opinion or results of operations.


Note 3: Acquisition of Malaysian Business

      On June 30, 2000, the Company consummated the acquisition of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $75.6 million in cash and preferred stock. In connection with the acquisition, the Company entered into a five-year supply agreement with Intersil to provide Intersil assembly and test services on an exclusive basis.

                                 ChipPAC, Inc.

      The acquisition has been accounted for using purchase accounting. Under purchase accounting, the total purchase price of the Malaysian business is allocated to the acquired assets and liabilities based on their relative fair values as of the closing date of the acquisition. The purchase price of $75.6 million represents the total of the cash consideration (including direct costs of the acquisition) and the estimated fair value of the Class C preferred stock exchanged for the whole of the issued shares of the Malaysian business and certain intellectual property associated with it.

      The terms of the acquisition of the Malaysian business requires the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller's packaging business, currently subcontracted by Intersil to a third party, to us. The Company will record these contingent payments as additional purchase price if and when they are earned and paid on a quarterly basis. In the event that Intersil were to achieve all the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. As of December 31, 2000, $0.4 million has been paid and an additional $1.3 million has been accrued for such incentive payments. These payments increased the effective purchase price and the resulting decrease in negative goodwill was allocated to non-current assets. Additionally, $2.4 million of other purchase price adjustments were recorded resulting in a further reduction of negative goodwill.

      The amount and components of the purchase price along with the allocation of the purchase price to assets purchased and liabilities assumed as of December 31, 2000 are as follows:

                                                                   (in millions)
Purchase Price:
 Cash consideration ...........................................        $56.6
 Estimated fair value of Class C preferred stock ..............         15.8
 Expenses .....................................................          5.0
Less: payment due from Intersil ...............................         (1.8)
                                                                       -----
                                                                       $75.6
                                                                       =====
Allocation of Purchase Price:
 Estimated fair value of
  Land and buildings ..........................................        $17.7
  Plant and equipment .........................................         59.6
  Intellectual property .......................................         13.3
  Restructuring accrual .......................................         (7.4)
  Deferred taxes ..............................................         (4.1)
  Net other assets and liabilities ............................         (3.5)
                                                                       -----
                                                                       $75.6
                                                                       =====

      There is no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price, resulting in negative goodwill of $52.1 million. The negative goodwill has been allocated in full to non-current assets as summarized below:

                                 ChipPAC, Inc.

                                         Estimated      Negative
                                            Fair        Goodwill       Adjusted
Non-current asset                          Value       Allocated      Fair Value
- -----------------                          -----       ---------      ----------
                                                      (in millions)

Land and buildings ................       $ 27.9         $(10.2)        $ 17.7
Plant and equipment ...............         93.9          (34.3)          59.6
Intellectual property .............         20.9           (7.6)          13.3
                                          ------         ------         ------
                                          $142.7         $(52.1)        $ 90.6
                                          ======         ======         ======

      Intellectual property acquired along with the Malaysian business primarily consists of trade secrets and patents. The estimated average useful life of these assets are between five and nine years. An accrual of $7.4 million was established for expected costs of restructuring the Malaysian business. As of December 31, 2000, $5.5 million of these one time non-recurring costs have been incurred in connection with the factory reorganization, product discontinuance and employee related costs. A total of $1.9 million remains for completion of the restructuring activities, which will occur in the first half of 2001.

      The results of operations of the Malaysian business have been included within the Company's results of operations for periods subsequent to June 30, 2000. Set forth below is the unaudited pro forma combined summary of operations of the Company for the years ended December 31, 2000 and 1999, as if the acquisition had been made on January 1, 1999 (in thousands, except for per share amounts).

Pro Forma Disclosure

                                                            December 31,
                                                       2000             1999
                                                     --------------------------
                                                    (unaudited)      (unaudited)

Net sales                                            $536,326         $477,394
Income before extraordinary item                        9,165            7,009
Net income                                              6,775            6,749


Earnings per share

   Basic                                             $   0.10         $   0.12
                                                     --------         --------
   Diluted                                           $   0.10         $   0.12
                                                     --------         --------

Shares used in per share calculation:

   Basic                                               68,367           54,002
                                                     --------         --------
   Diluted                                             69,553           54,601
                                                     --------         --------

      Intersil assigned to the Company, patents, copyrights, and technical information used exclusively in or associated with the Malaysian business. Furthermore, Intersil granted a worldwide, non-exclusive, royalty-free license under other Intersil patents, copyright and technical information, to the Company, which is also used in or related to the operation of the Malaysian business. This license is perpetual and irrevocable. Any intellectual property rights in the

                                 ChipPAC, Inc.

bonding diagrams, test programs, maskworks and test boards uniquely related to the Intersil products for which the Company will provide packaging and test services under the supply agreement with Intersil are licensed to it only for use in providing those services.

Note 4: Termination of Advisory Agreements

      At the time of the 1999 recapitalization, the Company entered into two advisory agreements with certain Equity Investors under which the Equity Investors provided financial, advisory and consulting services to the Company. Each advisory agreement was to remain in effect for an initial term of ten years.

      The Company agreed to terminate the advisory agreements with the Equity Investors upon the closing of the initial public offering for a one-time aggregate payment of $8.0 million consisting of a $3.6 million cash payment and the issuance of $4.4 million of the Company's Class A common stock at a price per share equal to the initial public offering price. A one time charge to income of $8.0 million was made in the third quarter of fiscal 2000 for this agreement termination.

Note 5: Risks and Uncertainties

Industry

      The Company's business involves certain risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on a cyclical industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, competitive pricing and declines in average selling prices, risks associated with foreign currencies, and enforcement of intellectual property rights. Additionally, the market in which the Company operates is very competitive. As a result of these industry and market characteristics, key elements of competition in the independent semiconductor packaging market include breadth of packaging offerings, time-to-market, technical competence, design services, quality, production yields, reliability customer service and price. During the year ended December 31, 2000, the Company reduced its concentration of customer base greater than 10% of sales to two customers accounting for 47% of revenues. One customer accounted for 62% of revenue for the year ended December 31, 1999. (No other customers were over 10% of sales.) In 1998, one customer accounted for over 10% of sales. As a result, any de-commitment from any major customer for products could have an adverse impact on the Company's financial position, results of operations and cash flows.

Other

      Korean, Chinese, and Malaysian foreign currency exchange regulations place restrictions on the flow of foreign funds into and out of those countries. The Company is required to comply with these regulations when entering into transactions in foreign currencies in Korea, China and Malaysia.

      The Company procures materials from local vendors in the ordinary course of business. Three vendors in South Korea supply approximately 40% of the Company's component parts used in performing packaging services. Management believes that the Company has sufficient suppliers such that the loss of these concentrated suppliers would not have a material impact on the Company's combined financial position, results of operations or cash flows.

                                 ChipPAC, Inc.

Note 6: Selected Balance Sheet Accounts

      The components of inventories are as follows (in thousands):


                                                             December 31,

                                                       2000                1999
                                                     -------             -------

Raw materials ..........................             $16,935             $12,274
Work in process ........................               2,935               3,003
Finished goods .........................               1,380               2,220
                                                     -------             -------
                                                     $21,250             $17,497
                                                     =======             =======

      Property, plant and equipment are comprised of the following (in thousands):

                                                              December 31,
                                                           2000          1999
                                                        ---------     ---------

Land use rights ....................................    $  11,089     $   4,041
Buildings and improvements .........................       58,351        49,688
Equipment ..........................................      496,722       369,212
                                                        ---------     ---------
                                                          566,162       422,941
Less accumulated depreciation and amortization .....     (231,429)     (196,010)
                                                        ---------     ---------
                                                        $ 334,733     $ 226,931
                                                        =========     =========

      Land use rights represent payments made to secure, on a fully paid-up basis, the use of the property where the Company's facilities are located in Shanghai, China and Malaysia for a period of 50 years and 99 years; respectively.

      Other assets are comprised of the following (in thousands):

                                                                  December 31,
                                                                 2000      1999
                                                               -------   -------

Deposits for severance benefits ............................   $ 1,393   $ 2,027
Long-term employee loans ...................................     2,350     1,216
Deferred taxes .............................................     3,712     5,207
Debt issuance costs, net of amortization of $5,114 and $774.    11,673    13,594
Intangibles cost, net of amortization of $4,764 ............    18,465        --
Other ......................................................     4,195        14
                                                               -------   -------
                                                               $41,788   $22,058
                                                               =======   =======


      Total debt issuance costs of $16.8 million were incurred in raising $300.0 million of debt in connection with the recapitalization plus approximately $55.8 million of debt raised and then retired related to the Malaysian acquisition.

                                 ChipPAC, Inc.

      Accrued expenses and other liabilities are comprised of the following (in thousands):

                                                              December 31,
                                                          2000             1999
                                                        -------          -------

Payroll and related items ....................          $12,556          $ 4,673
Interest payable .............................            8,768            8,781
Customer rebate ..............................            3,613            4,127
Deferred taxes ...............................            4,142            4,685
Warranty and other expenses ..................           14,820            4,942
                                                        -------          -------
                                                        $43,899          $27,208
                                                        =======          =======


Note 7: Dividends Accreted

                                                                2000       1999
                                                               ------     ------

Preferred Stock, Class A ("Intel Preferred Stock") .......     $  620     $  406
Preferred Stock, Class B ("Hyundai Preferred Stock")  ....      5,756      3,554
Preferred Stock, Class C ("Intersil Preferred Stock") ....      1,821         --
                                                               ------     ------
                                                               $8,197     $3,960
                                                               ======     ======

      Dividends on the Intel Preferred Stock are accrued on a daily basis at a rate of 10% per annum. Accumulated and unpaid dividends as of December 31, 1999 were capitalized as part of Mandatorily Redeemable Preferred Stock. Total accreted dividends and liquidation value of $11.0 million were converted into 2,800,438 shares of common stock at the initial public offering.

      Dividends on the Hyundai Preferred Stock are accrued on a daily basis at a rate of 12.5% per annum. Dividends were recorded as accumulated and unpaid dividends as part of Mandatorily Redeemable Preferred Stock. Total dividends and liquidation value of $79.3 million were paid in full through the proceeds of the initial public offering.

      Dividends on the Intersil Preferred Stock are accrued on a daily basis at a rate of 5% per annum. Dividends were recorded as accumulated and unpaid dividends as part of Mandatorily Redeemable Preferred Stock. Total dividends and liquidation value of $17.6 million were converted into 1,548,816 shares of common stock at the initial public offering.


Note 8: Earnings per share

      Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of shares of common stock and all potentially dilutive shares of common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

                                           December 31, 2000              December 31, 1999               December 31, 1998
                                                        Per-Share                        Per-Share                      Per-Share
                                     Income     Shares    Amount      Loss      Shares    Amount      Income    Shares   Amount
                                     ------     ------    ------      ----      ------    ------      ------    ------   ------
                                                          (In thousands, except per share amounts)
Basic EPS:
Income (loss) per share available
   to common stockholder before
   extraordinary item..............  $  5,259    57,067   $ 0.09    $(10,155)     38,935    $(0.26)    $32,303    38,861   $0.83
Effect of dilutive securities:
   Stock options and warrants......               1,186                               -                               -

Diluted EPS:
Income (loss) per share available
   to common stockholder before
   extraordinary item .............  $  5,259    58,253   $ 0.09    $(10,155)     38,935    $(0.26)    $ 32,303   38,861   $0.83

Basic EPS:
Extraordinary item ................  $  2,390    57,067   $(0.04)   $  1,373      38,935    $(0.04)    $     -    38,861   $   -
Effect of dilutive securities:
   Stock options and warrants .....               1,186                                -                               -

Diluted EPS:
Extraordinary item ................  $  2,390    58,253   $(0.04)   $  1,373      38,935    $(0.04)    $     -    38,861   $   -

Basic EPS:
Net Income (loss) per share
   available to common stockholders  $  2,869    57,067   $ 0.05    $(11,528)     38,935    $(0.30)    $32,303    38,861   $0.83
Effects of dilutive securities:
   Stock options and warrants......               1,186                                -                     -         -

Diluted EPS
   Net Income (loss) per share
      available to common
      stockholders.................  $  2,869    58,253   $ 0.05    $(11,528)     38,935    $(0.30)    $32,303    38,861   $0.83

      All of the Company's preferred stock and warrants were excluded from diluted earning per share since their effect is antidilutive.

                                 ChipPAC, Inc.

Note 9: Segments and Geographic Information

      The Company is engaged in one industry segment, the packaging and testing of integrated circuits. Financial data, summarized by geographic area, is as follows (in thousands):

                                                      United
                                                      States           Asia       Eliminations    Combined
                                                 ---------------- --------------- ------------- ------------
 Year ended December 31, 1998
  Revenue from unaffiliated customers                  $ 317,348       $  11,529    $       -      $ 328,877
  Revenue from affiliates                                  2,330         319,093     (316,219)         5,204
                                                 ---------------- --------------- ------------- ------------
   Total revenue                                       $ 319,678       $ 330,622    $(316,219)     $ 334,081
                                                 ================ =============== ============= ============
  Interest expense                                     $       -       $  13,340    $       -      $  13,340
  Interest income                                           (265)         (1,011)           -         (1,276)
  Depreciation and amortization expense                      489          45,366            -         45,855
  Income tax expense (benefit)                               954          19,610            -         20,564
  Income (loss) from operations                            1,885          38,544            -         40,429
  Identifiable assets                                  $  62,724       $ 413,373    $(116,625)     $ 359,472
                                                 ================= ============== ============= ============
  Year ended December 31, 1999
  Revenue from unaffiliated customers                  $ 347,349       $  17,382    $       -      $ 364,731
  Revenue from affiliates                                      -         347,000     (336,201)        10,799
                                                 ----------------- -------------- ------------- ------------
   Total revenue                                       $ 347,349       $ 364,382    $(336,201)     $ 375,530
                                                 ================= ============== ============= ============
  Interest expense                                     $  14,484       $   6,757    $       -      $  21,241
  Interest income                                           (747)         (2,004)                     (2,751)
  Depreciation and amortization expense                    2,528          54,947            -         57,475
  Income tax expense (benefit)                             1,166             772            -          1,938
  Income (loss) from operations                            4,307           8,312            -         12,619
  Extraordinary item, net of related income tax
  benefit                                                      -           1,373            -          1,373
  Identifiable assets                                  $ 286,673       $ 371,082    $(314,326)     $ 343,429
                                                 ================= ============== ============= ============
  Year ended December 31, 2000
  Revenue from unaffiliated customers                  $ 494,282       $     129    $       -      $ 494,411
  Revenue from affiliates                                      -         457,609     (457,609)             -
                                                 ----------------- -------------- ------------- ------------
   Total revenue                                       $ 494,282       $ 457,738    $(457,609)     $ 494,411
                                                 ================= ============== ============= ============
  Interest expense                                     $  39,426       $       6    $       -      $  39,432
  Interest income                                           (383)           (460)                       (843)
  Depreciation and amortization expense                    3,625          41,424            -         46,999
  Income tax expense (benefit)                            (3,276)          6,890            -          3,614
  Income (loss) from operations                            9,785          52,545            -         62,330
  Extraordinary item, net of related income tax
  benefit                                                  2,390               -            -          2,390
  Identifiable assets                                  $ 359,560       $ 472,037    $(362,352)     $ 469,245
                                                 ================= ============== ============= ============

                                 ChipPAC, Inc.

      Revenue from unaffiliated customers is based on the geographic location of each site's principal place of business. Revenue from affiliated customers is based on the origin of the shipment. Identifiable assets are those assets that can be directly associated with a particular geographic area. In determining each geographic location's income (loss) from operations and identifiable assets, the expenses and assets relating to general corporate activities are included in the amounts for the geographical area where they were incurred, acquired or utilized.

      In 2000, the Company had two U.S. customers over 10% of sales. In 1999 and 1998, there was one U.S. customer over 10% of sales in both years.

      The Company's sales by geographic location of the customer are as follows:

                       December 31,
Region              2000        1999
- ------              ----        ----
USA                  83%         89%
Asia                 14%          9%
Europe                3%          2%
                    ====        ====
Total               100%        100%
                 ===================

Note 10: Term Debt and Credit Facilities

      Under the terms of the recapitalization and merger in 1999 all short and long-term debt, loans and leases and other credit facilities existing prior to the recapitalization were terminated at the recapitalization date.

      To finance part of the recapitalization, the Company borrowed $300.0 million of new debt, comprising $150.0 million of term loans and $150.0 million of senior subordinated notes (the Exchange Notes). The term loans bear interest at a reserve adjusted Eurodollar rate (6.71% at December 31, 2000) plus 2.75% to 4.0% and the senior subordinated notes bear interest at 12.75% per annum. The senior subordinated notes mature on July 21, 2009. If a change of control occurs, the Company may be required to allow holders of the senior subordinated notes to sell the Company their notes at a purchase price of 101.0% of the principal amount of the notes, plus accrued and unpaid interest. Interest is payable semi-annually for the senior subordinated notes and quarterly for the term loans.

      The Company has a borrowing facility of $50.0 million for working capital and general corporate purposes under the revolving credit facility. In addition, borrowings of up to $20.0 million are available for acquiring equipment and making certain other capital expenditures under a capex facility. The Company may borrow and repay under the capex facility until July 31, 2002. Amounts repaid under the capex facility after August 5, 2001 may not be borrowed by the Company later. The final maturity of these facilities will be on July 31, 2005. Approximately $7.8 million is outstanding under the revolving credit facility at December 31, 2000 which bears interest ranging from 8.26% to 10.25%. No amounts were outstanding under the capex facility at December 31, 2000.

                                 ChipPAC, Inc.

      Future maturities of term debt and Senior subordinated notes outstanding at December 31, 2000 are as follows (in thousands):


Year Ended December 31,
- -----------------------

2001.........................................................       $  6,800
2002..........................................................        12,800
2003..........................................................        14,300
2004..........................................................        19,300
2005..........................................................        11,800
2006..........................................................        75,200
2007..........................................................            --
2008..........................................................            --
2009..........................................................       150,000
                                                                    --------
                                                                    $290,200
                                                                    ========

      The term loans and the revolving and capital expenditure lines (the Senior Credit Facilities) require that the Company meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio and minimum fixed charge coverage ratio. These facilities also contain covenants which restrict the Company's ability to:

      .     make capital expenditures;

      .     incur liens or engage in sale-leaseback transactions;

      .     transact with affiliates;

      .     incur indebtedness and contingent obligations;

      .     declare dividends or redeem or repurchase capital stock;

      .     prepay, redeem or repurchase indebtedness;

      .     change the business being conducted;

      .     make loans and investments; and

      .     engage in mergers, acquisitions, consolidations and asset sales.

      The Senior Credit Facilities also require that the Company satisfy customary affirmative covenants and provide customary indemnifications in favor of the senior lenders. These credit facilities contain customary events of default, including, without limitation, payment defaults, breaches of representations and warranties in all material respects, covenant defaults, some events of bankruptcy and insolvency, ERISA violations, judgment defaults, cross-defaults to other indebtedness and a change in control.

      There were no violations of these loan covenants through December 31, 2000.

                                 ChipPAC, Inc.

      Substantially all assets of the ChipPAC consolidated group, with the exception of the two Chinese non-guarantor entities (ChipPAC Shanghai (Shanghai) and ChipPAC Electronic Technology (Shanghai)), have been pledged as collateral under the term debt and revolving credit facilities agreement put in place on August 5, 1999. See Note 18 - Supplemental Financial Statements of Guarantor/Non-Guarantor Entities.

      On early retirement of certain debt upon the initial public offering and the recapitalization, respectively, the Company recorded an extraordinary loss of $2.4 million and $1.4 million, net of related tax benefit, in December 31, 2000 and 1999, respectively.

Note 11: Mandatorily Redeemable Preferred Stock

Intel Preferred Stock

      Pursuant to the Intel Stock Purchase Agreement, the Company issued 10,000 shares of Class A 10.0% mandatorily redeemable preferred stock and the Intel warrant to Intel, which is referred to as the Intel Preferred Stock, for $10 million in cash.

      Dividends on the Intel Preferred Stock accrue on a daily basis from the date of issuance at a rate of 10.0% per annum, payable when and as declared by the board of directors; provided, however, that dividends will be paid prior to the payment of any dividends with respect to any of the Company capital stock or equity securities which the Company refers to as junior securities, other than the Hyundai Preferred Stock and the Class C Preferred Stock.

      The total dividend accreted at December 31, 2000 and 1999 was $0.6 million and $0.4 million, respectively. All of the Intel Preferred Stock and accreted dividends of $11.0 million were converted to 2,800,438 shares of common stock at the initial public offering.

Intel Warrant

      Under the Intel Stock Purchase Agreement, the Company also issued to Intel the Intel Warrant, which entitles Intel to purchase $5.0 million of our common stock at $9.60 (20% discount off the initial public offering price of $12.00). These warrants expired on February 5, 2001. Accordingly, the Company has valued the Intel warrant at $1.3 million and this amount has been recorded as equity. The Intel Preferred Stock was recorded net of this amount. Subsequent to December 31, 2000, the warrant was not exercised and expired.

Hyundai Preferred Stock

      In connection with the recapitalization, the Company issued to Hyundai Electronics Industries Co., Ltd. (HEI) and Hyundai Electronics America (HEA) 70,000 shares of Class B preferred stock, which the Company refers to as the Hyundai Preferred Stock, which had an initial aggregate liquidation preference of $70.0 million. Dividends on the Hyundai Preferred Stock accrued on a daily basis from August 5, 1999 at a rate of 12.5% per annum.

      The total dividend accreted at December 31, 2000 and 1999 was $5.8 million and $3.6 million, respectively. The Hyundai Preferred Stock including all accreted dividends totaling $79.3 million, was fully redeemed with proceeds from the initial public offering.

                                 ChipPAC, Inc.

      In addition, Hyundai Electronics could have received up to an additional $55.0 million in cash during the four-year period beginning January 1, 1999 if the Company had exceeded certain levels of EBITDA as set forth in the recapitalization agreement. Hyundai Electronics was entitled to receive 33.3% of the amount by which the EBITDA (defined in the recapitalization agreement as net income before interest, taxes, depreciation, amortization, extraordinary items and advisory fees) exceeded $116.5 million, $171.3 million, $198.5 million and $231.8 million, respectively, in each of the first four years following the recapitalization. In the event the final $20.0 million of such $55.0 million in cash was required to be paid to Hyundai Electronics, it would have been paid by the mandatory redemption of an equal amount of Hyundai Preferred Stock. No payment was made to Hyundai Electronics in the years ended December 31, 2000 and 1999 under these terms, and this right expired with the redemption of the Hyundai Preferred Stock.


Class C Preferred Stock

      In connection with our acquisition of the Malaysian business, the Company authorized and issued shares of non-voting Class C mandatorily redeemable preferred stock having an aggregate liquidation preference of $17.5 million. Dividends on the Class C mandatorily redeemable preferred stock accrued at a rate of 5.0% per annum.

      Total liquidation value and accreted dividends of $17.6 million were converted into 1,548,815 shares of Class A common stock at the initial public offering.

Note 12: Common Stock and Stockholders' and Equity

      The Company's equity for earlier periods includes the divisional equity of CPI, paid-in-capital of HECS, and the common stock and divisional equity of CPK. This divisional equity was either redeemed or converted in accordance with the terms of the recapitalization agreement. After completion of this recapitalization, the balance of the divisional equity of $167.7 million was transferred to additional paid in capital.

      A portion of the shares sold are subject to a right of repurchase by the Company subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable until vesting is complete. At December 31, 2000 and 1999, there were 765,213 and 1,028,667 shares subject to repurchase, respectively.

      The Company currently has authorized Class A and B common stock. There are 250,000,000, $0.01 par value, shares authorized of each Class A and Class B common stock. At December 31, 2000 and 1999 there were 68,438,000 and 36,671,000 shares, respectively, of Class A common stock issued and outstanding. There were no shares of Class B common issued or outstanding.

      Class A and B common stockholders may convert their shares at the ratio of one to one into the shares of the other class of common stock.

      On June 13, 2000 the company was reincorporated in Delaware ("ChipPAC Delaware"). In order to effect the reincorporation, ChipPAC, Inc., a California corporation ("ChipPAC California"), was merged with and into ChipPAC Delaware, as a result of which ChipPAC California ceased to exist. The company operates its business as ChipPAC, Inc. The merger occurred immediately prior to the effectiveness of the Company's Registration Statement on Form S-1. In the merger, each outstanding share of ChipPAC California Class A common stock was converted into one share of ChipPAC Delaware Class A common stock. Each outstanding share of ChipPAC California Class B common stock was converted into one share of ChipPAC Delaware Class B common stock. Each outstanding share of ChipPAC California Class L common stock was converted into and became one share of ChipPAC Delaware Class A common stock plus an additional number of shares of ChipPAC Delaware Class A common stock which was determined by dividing a preferential distribution, based in part on the original cost of such share plus an amount which accrued daily at a rate of 12% per annum, compounded quarterly, by the per share price of the ChipPAC Delaware Class A common stock in the initial public offering. As a result, Class L common stockholders received 8,880,507 shares of Class A common shares.

                                 ChipPAC, Inc.

      The Company currently has authorized 10,000,000 shares of preferred stock, par value $0.01, which may be issued in one or more series. At December 31, 2000 there were no shares of preferred stock outstanding. At December 31, 1999 there were 10,000 shares of Class A preferred stock and 70,000 shares of Class B preferred stock outstanding.

Initial Public Offering

      In July 2000, a 0.38098771 for 1 reverse stock split was made effective of the Company's common stock. All share and per share information presented herein has been restated to give effect to the stock split.

      On August 8, 2000, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of the Company's Class A common stock. In connection with the closing of the initial public offering, the Company issued 10,000,000 shares of Class A Common Stock for gross proceeds of $120.0 million. The Company concurrently completed the private placement described below. The total proceeds from the offering and the concurrent private placement, net of issuance costs, was $135.0 million.

      On August 18, 2000 in connection with the underwriters' exercise of their over-allotment option to purchase additional shares of our Class A common stock, an additional 1,500,000 shares of Class A common stock for gross proceeds of $18.0 million was issued by the Company. Total proceeds from the issuance of the additional shares, net of issuance costs, was $16.9 million.

      The net proceeds, amounting to $151.8 million, have been used to redeem in full the Class B mandatorily redeemable preferred stock of $79.3 million and to repay debt of $64.2 million.

      In connection with the closing of the initial public offering, all outstanding shares of Class A and Class C mandatorily redeemable preferred stock were automatically converted into an aggregate of 4,349,254 shares of Class A common stock.

Qualcomm Private Placement

      On July 13, 2000, Qualcomm agreed to enter into a three-year supply agreement with the Company under which the Company will provide packaging and test services for integrated circuit devices for Qualcomm and Qualcomm agreed to purchase $25.0 million of our Class A common stock at a purchase price per share of $11.40 (95% of the initial public offering price) in a private placement that occurred concurrently with the closing of the

                                 ChipPAC, Inc.

Company's initial public offering. Based on the initial public offering price of $12.00, Qualcomm purchased 2,192,983 shares of Class A Common Stock.

Note 13: Commitments and Contingencies

Intel Materials Agreement

      On August 5, 1999, the Company and Intel entered into the Intel Materials Agreement pursuant to which Intel will outsource to the Company a portion of its semiconductor packaging needs. In return, the Company will provide Intel with rebates based upon the volume of packaging services outsourced to the Company. Rebates are deducted from revenue and accrued as current liabilities when the sale is made. The rebate percentage applied in computing the accrual is based on projected total sales and the relevant rebate percentages for the periods stated in the agreement. The Intel Materials Agreement covers semiconductor packaging services for which Intel has an ongoing purchasing requirement and for which the Company is a qualified source and where costs, yields and quality are equal to that of the same services provided by other semiconductor packaging companies. The Intel Materials Agreement also provides that Intel will not enter into other agreements for packaging services that contain provisions relating to competitive pricing and volume guarantees similar to those contained in the Intel Materials Agreement. This restriction only applies to agreements with semiconductor packaging companies that (i) are qualified to provide packaging services to Intel and (ii) provide the same type of packaging services provided by the Company. The Intel Materials Agreement also obligates the Company to first offer to Intel rights to use intellectual property related to certain new packaging services technology developed by the Company. Following the expiration of its initial term on December 31, 2001, the Intel Materials Agreement may be extended upon the mutual consent of the Company and Intel. For the year ended December 31, 2000 and 1999, Intel earned and was paid $3.6 million and $3.6 million, respectively. The rebate was accrued when earned and were paid in the January following each of December 31, 2000 and 1999.

      The Company's executive offices in the United States and its facilities in Korea are leased from HEA and HEI respectively, under noncancellable operating lease arrangements through 2001. Rent expense for the years ended December 31, 2000, 1999, and 1998 was $5.2 million, $4.9 million, and $7.6 million respectively.

      Future annual minimum lease payments under noncancellable operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2000 are as follows (in thousands):

Year Ended December 31,
- -----------------------

2001........................................................... $15,886
2002...........................................................  11,076
2003...........................................................   7,591
2004...........................................................   3,050
2005...........................................................     574
Then after.....................................................   7,766
                                                                -------
                                                                $45,943
                                                                =======

                                 ChipPAC, Inc.

Note 14: Related Party Transactions

(In thousands)                                                                           December 31,
                                                                              2000            1999         1998
                                                                        ----------------------------------------
Revenues from sale of packaging and testing services to HEI group            $31,500        $10,800       $5,200
Reimbursement for plating services provided to HEI group including
   margin of $4,236, $2,734 and $57 respectively                              9,300          8,100        6,200
Purchase of administrative services from HEI group                                 -              -        1,200
Allocated costs for use of HEI facilities, utilities and employee
   benefits                                                                        -              -        7,200
Dividend paid to HEI                                                               -              -        9,700
Accounts receivable at year end for sales and plating services to HEI
   group                                                                         814         11,700            -
Accounts payable to HEI group for construction of facilities,
manufacturing, technical support, and equipment in China                           -              -       12,800

      Since May 1998, the Company's primary office facility has been located on premises which it has subleased from HEA. During the year ended December 31, 2000 and 1999, HEA charged $0.7 million and $0.8 million, respectively to the Company for rent and building related taxes, insurance, and maintenance.

      At June 30, 1998, Hyundai Information Technology ("HIT") entered into a three year agreement with CPK to provide information technology services. Substantially all of CPK's major information technology services are provided by HIT. HIT also entered into a six months agreement at October 1998 to provide CPK with services for Year 2000 remediation. For the years ended December 31, 2000 and 1999, HIT charged CPK $1.6 million and $2.3 million, respectively.

      During 1998, CPI entered into an agreement with HIT for the installation of a significant portion of a modular software system. The installation of this portion of the software system was completed in February 1999. For the years ended December 31, 1999 and 1998, CPI incurred charges of $2.3 million and $1.2 million, respectively from HIT.

                                 ChipPAC, Inc.

Management Advisory Agreements

      At the time of the recapitalization, the Company entered into two ten year advisory agreements with the Equity Investors. The Company and the Equity Investors agreed to terminate the advisory agreements upon the closing of the initial public offering in exchange for a one-time aggregate payment of $8.0 million consisting of a $3.6 million cash payment and the issuance of $4.4 million of our Class A common stock at a price per share equal to the initial public offering price. The Company recorded a one-time charge to income of $8.0 million in the third quarter of fiscal 2000 in respect of these agreement terminations.

Note 15: 2000 Equity Incentive Plan and 1999 Stock Purchase and Option Plan

      As a result of the March 1999 HEI and HEA agreement to reorganize the Company, the 1997 stock purchase plan was terminated. Cash paid to holders of vested options upon termination of the plan totaled approximately $0.2 million and was charged as additional employee compensation.

      The Company adopted the 1999 Stock Purchase and Option Plan, or the "1999 Stock Plan," which authorized the granting of stock options and the sale of Class A common stock or Class L common stock to current or future employees, directors, consultants or advisors of the Company. Under the 1999 Stock Plan, a committee of the board of directors authorized to sell or otherwise issue Class A common stock or Class L common stock at any time prior to the termination of the 1999 Stock Plan in such quantity, at such price, on such terms and subject to such conditions as established by the committee up to an aggregate of 15,500,000 shares of Class A common stock and 500,000 shares of Class L common stock, including shares of common stock with respect to which options may be granted, subject to adjustment upon the occurrence of specified events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. No options or stock grants have been made under the 1999 Stock Plan since our initial public offering, when the 2000 Equity Incentive Plan or "2000 Plan" became effective.

      The Company's 2000 Plan was adopted by the board of directors and approved by the stockholders on June 14, 2000. Amendments to the 2000 Plan were adopted by the board of directors on January 30, 2001, and approved by the stockholders on March 16, 2001. The 2000 Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options to employees, directors and consultants. A total of (1) 10,500,000 shares of common stock, (2) any shares returned to the company's 1999 Plan (the 1999 Stock Purchase and Option Plan) as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders of the Company commencing in 2001 equal to one percent of the outstanding shares of common stock, or a lesser amount as may be determined by the board of directors, have been reserved for issuance pursuant to the 2000 Plan.

      In October 1999, pursuant to its 1999 Stock Purchase and Option Plan, ChipPAC California authorized to a group of 213 employees (adjusted to reflect our reverse stock split): (i) the sale of 115,644 shares of Class L common stock, par value $0.01, at a price of $23.62 per share, and the sale of 1,040,668 shares of Class A common stock, par value $0.01, at a price of $0.2916 per share, for an aggregate purchase price of $3,035,000, (ii) the sale of 941,040 shares of Class A common stock, which vests over time with par value of $0.01 per share, at a price of $0.2916 per share, (iii) the grant of options to purchase an aggregate of 400,704 shares of Class A common stock at a price of $0.2916 per share and (iv) the grant of options to purchase an aggregate of 870,747 shares of Class A common stock at a price of $5.51 per share. The options are not transferable, and neither the options nor the employees rights to the time vesting stock vest prior to August 2000.

      In January 2000, pursuant to its 1999 Stock Purchase and Option Plan, ChipPAC California authorized to a group of 27 employees (adjusted to reflect our reverse stock split): (i) the sale of 7,620 shares of Class L common stock, par value $0.01, at a price of $23.62 per share, and the sale of 68,578 shares of Class A common stock, par value $0.01, at a price or $0.2916 per share, for an aggregate purchase price of $0.2 million, (ii) the sale of 28,574 share of Class A common stock, par value $0.01 per share, at a price of $0.2916 per share, which shares vest over time, (iii) the grant of options to purchase an aggregate of 49,814 shares of Class A common stock at a price of $0.2916 per share and (iv) the grant of options to purchase an aggregate of 41,147 shares of Class A common stock at a price of $5.51 per share. The options are not transferable, and neither the options nor the employees rights to the time vesting stock vest prior to January 2001.

      On April 2000, pursuant to its 1999 Stock Purchase and Option Plan, ChipPAC California authorized to a group of 11 employees (adjusted to reflect our reverse stock split): (i) the grant of options to purchase an aggregate of 21,907 shares of Class A common stock at a price of $0.2916 per share and (ii) the grant of options to purchase an aggregate of 1,905 shares of Class A common stock at a price of $5.51 per share. The options are not transferable, and the options do not vest prior to April 2001.

      In July 2000, also pursuant to our 1999 Stock Purchase and Option Plan, we issued the following to a group of 5,590 employees:

 .     23,959 shares of Class A common stock at a price of $0.2916 per share;

 .     options to purchase an aggregate of 534,998 shares of Class A common stock at a price of $12.60 per share; and

 .     options to purchase an aggregate of 3,810 shares of Class A common stock at a price of $5.512 per share.

The options are not transferable and do not vest prior to July 2001. These option grants were deemed exempt from registration under the Securities Act by virtue of Rule 701 of the Securities Act.

      Subsequent to the initial public offering, pursuant to our 2000 Equity Incentive Plan, the following were granted to ChipPac's employees:

 .     In August 2000, options to purchase an aggregate of 188,259 shares of
      Class A common stock at a price of $12.75 per share.

 .     In October 2000, options to purchase an aggregate of 165,493 shares of
      Class A common stock at a price of $7.88 per share.

 .     In December 2000, options to purchase an aggregate of 909,750 shares of
      Class A common stock at a price of $2.88 per share.

      The options are not transferable and do not vest prior to August 2001.

                                 ChipPAC, Inc.

      The following table summarizes stock option activity under the 1999 Option
Plan:

                                                                           Weighted
1999 Option Plan                          Options                          Average
                                         Available           Options       Exercise         Aggregate
                                         for Grant         Outstanding      Price            Amount
                                        -------------------------------------------------------------
             Options reserved            2,857,408                 --       $   --      $         --
             Options granted            (2,213,443)         2,213,443         2.35         5,191,090
             Options cancelled              26,860            (26,860)        1.40           (37,666)
             Options exercised                  --         (1,028,665)        0.29          (299,959)
                                        -------------------------------------------------------------
Balances at December 31, 1999              670,825          1,157,918         4.19         4,853,465
             Options reserved               51,909                 --           --                --
             Options granted              (682,154)           682,154        10.30         7,028,514
             Options cancelled             106,658           (106,658)        4.96          (528,664)
             Options exercised                  --            (45,174)        0.47           (21,129)
             Options transferred          (147,238)                --           --                --
                                        -------------------------------------------------------------
Balances at December 31, 2000                   --          1,688,240       $ 6.71      $ 11,332,186
                                        =============================================================

      The following table summarizes stock option activity under the 2000 Option
Plan:

                                                                        Weighted
2000 Option Plan                        Options                          Average
                                       Available          Options        Exercise      Aggregate
                                       for Grant        Outstanding       Price         Amount
                                     -----------------------------------------------------------
Balances at January 1, 2000
            Options reserved           1,142,963                --       $   --      $        --
            1999 options unused          147,238                --           --               --
            Options granted           (1,263,502)        1,263,502         5.01        6,324,467
            Options cancelled             12,770           (12,770)       12.60         (160,923)
                                     -----------------------------------------------------------
Balances at December 31, 2000             39,469         1,250,732         4.93        6,163,544
                                     ===========================================================

      The following table summarizes information with respect to options outstanding and exercisable at December 31, 2000:

                                            Options Outstanding                                   Options Exercisable
                                                                      Weighted Avg.
                                              Weighted Avg.             Remaining             Number of    Weighted Avg.
Exercise Price           Number of Shares     Exercise Price        Contractual Life           Shares     Exercise Price
 $   0.2916                    292,758          $   0.2916                8.87                   61,478    $    0.2916
     2.8800                    909,750              2.8800                9.97                        -         2.8800
     5.5120                    893,940              5.5120                8.84                  208,955         5.5120
     7.8800                    165,104              7.8800                9.80                        -         7.8800
    12.6000                    501,542             12.6000                9.50                        -        12.6000
    12.7500                    175,878             12.7500                9.63                        -        12.7500
                      ----------------------------------------------------------------       ----------------------------
                             2,938,972          $   5.9530                9.41                  270,433    $    4.3252
                      ================================================================       ============================

      As of December 31, 2000, options for 518,171 shares were vested and exercisable. The weighted average contractual life is approximately 9.41 years.

                                 ChipPAC, Inc.

Employee Stock Purchase Plan

      The Company has adopted an employee stock purchase plan (ESPP) for the benefit of its employees. The Plan qualified in the United States of America under section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase the Company's common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee's eligible compensation. At December 31, 2000 no shares were issued under the plan. At December 31, 2000, 1,142,963 shares were reserved for future issuance under the ESPP.

Stock-Based Compensation

      The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the Company's stock option and purchase plan activity. If compensation expense had been determined based on the grant date fair value for awards in 2000, 1999 and 1998 in accordance with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         December 31,
                                            2000            1999          1998
- -------------------------------------------------------------------------------
(In thousands, except per share amounts

Net income (loss) as reported             $ 2,869        $(11,528)      $32,303
Pro forma net income (loss)                 1,259         (11,692)       32,244
Earnings (loss) per share as reported:
     Basic                                $  0.05        $  (0.30)      $  0.83
     Diluted                              $  0.05        $  (0.30)      $  0.83
Pro forma earnings (loss) per share:
     Basic                                $  0.02        $  (0.30)      $  0.83
     Diluted                              $  0.02        $  (0.30)      $  0.83
- -------------------------------------------------------------------------------

      In accordance with the provisions of SFAS 123, the pro forma amounts presented above include only those options granted subsequent to December 15, 1995.

      In calculating pro forma compensation, the fair value of each stock option and stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                               Employee Stock Options
                                                                    December 31,
                                                   2000                 1999                 1998
                                          ---------------------------------------------------------------
Dividend yield                                     None                 None                 None
Volatility                                         54%                  39%                  41%
Risk-free interest rate                        5.99%-7.13%          5.74%-6.13%             5.53%
Expected lives (in years)                           4                    4                    4

                                 ChipPAC, Inc.

Note 16: Income Taxes

      The provision for (benefit from) income taxes is comprised of the following (in thousands):

                                                       December 31,
                                           2000           1999           1998
                                         --------       --------       --------

Current
         Federal ..................      $     --       $    209       $  1,099
         State ....................             1             98            279
         Foreign ..................         1,584          4,680          3,012
                                         --------       --------       --------
                 Total Current ....         1,585          4,987          4,390
                                         --------       --------       --------
Deferred
         Federal ..................        (3,533)           566           (358)
         State ....................          (420)            95            (62)
         Foreign ..................         5,982         (3,710)        16,594
                                         --------       --------       --------
                 Total Deferred ...         2,029         (3,049)        16,174
                                         --------       --------       --------
Tax expense .......................      $  3,614       $  1,938       $ 20,564
                                         ========       ========       ========

   Income (loss) before taxes and extraordinary items is comprised of the following (in thousands):

                                                          December 31,
                                                2000          1999         1998
                                                ----          ----         ----
     Domestic..........................      $ (9,003)      $(1,498)    $  2,165
     Foreign...........................        27,063        (2,499)      50,702
                                             --------       --------     -------
                                             $ 18,060       $(3,997)    $ 52,867
                                             ========       =======     ========

      A summary of the composition of net deferred income tax assets (liabilities) is as follows (in thousands):

                                                              December 31,
                                                          2000            1999
                                                        --------       --------
Assets:
     Income recognized for tax but not for books .      $  7,598       $     --
     Tax credits .................................         2,663             --
     NOL Carryforward ............................         3,490             --
     Other .......................................         3,381          6,270
                                                        --------       --------
Total gross deferred assets ......................        17,132          6,270
Less valuation allowance .........................        (6,122)            --
                                                        --------       --------
Net deferred tax assets ..........................        11,010          6,270
                                                        --------       --------

Liabilities:
     Depreciation ................................       (10,870)            92
     Reserves deducted for tax and not for books .          (570)          (621)
                                                        --------       --------
                                                         (11,440)          (529)
                                                        --------       --------
Net Deferred Tax Liabilities .....................      $   (430)      $  5,741
                                                        ========       ========

                                 ChipPAC, Inc.

      The differences between provision for (benefit from) income taxes at the statutory Federal income tax rate and income taxes reported in the combined statements of operations are as follows:

                                                          December 31,
                                                 2000        1999         1998
                                                ------      ------      ------

Federal statutory tax
 rate ......................................      35.0 %      35.0 %      35.0 %
State tax, net of
 Federal benefit ...........................      (1.7)%      (0.5)%       0.3 %
Net operating losses not,
 benefited .................................        -- %     (14.5)%      11.4 %
Foreign operations rate
 difference ................................     (16.5)%     (44.2)%      (7.8)%
Other ......................................       3.2 %     (24.3)%        -- %
                                                ------      ------      ------
                                                  20.0 %     (48.5)%      38.9 %
                                                ======      ======      ======

      At December 31, 2000, the Company had approximately $9.2 million of federal and $6.0 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amount from 2006 to 2019. Under the Tax Reform Act of 1986, the amounts of the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to a cumulative ownership change of more than 50%, as defined over a three-year period.

      As of December 31, 2000 the Company established a partial valuation against its gross deferred tax assets to reduce such assets to the amount that the Company deemed, more likely than not, to be recoverable prior to expiration. The Company considered, among other factors, the historical profitability, prior to one-time charges, projections for future profits and the ability of the Company's foreign subsidiaries to utilize their deferred tax assets. The net change in the total valuation allowance as of December 31, 2000 was an increase of approximately $6.1 million.

Note 17: Employee Benefit Plans

      Retirement and Deferred Savings Plan--United States of America

      The Company maintains a retirement and deferred savings plan for its employees (the "401(k) Plan"). The 401(k) Plan is intended to qualify as a tax qualified plan under the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute up to 15% of tax gross compensation (up to a statutory limit). Under the 401(k) Plan, the Company is required to make contributions based on contributions made by employees. The Company's contributions to the 401(k) Plan for the years ended December 31, 2000, 1999 and 1998 were approximately $0.2 million, $0.2 million, and $0.1 million respectively. All amounts contributed by participants and related earnings are fully vested at all times.

Severance Benefits--Korea

      Employees and directors with more than one year of service are entitled to receive a lump-sum payment upon termination of their employment with CPK, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are adjusted annually for all eligible employees based on their employment as of the balance sheet date.

      In accordance with the National Pension Act, a certain portion of severance benefits is required to be remitted to the National Pension Fund and deducted from accrued severance benefits. The amounts contributed will be refunded to employees from the National Pension Fund upon retirement. The expense for severance benefits for the years ended December 31, 2000, 1999, and 1998 amounted to approximately $3.0 million, $2.8 million, and $2.9 million respectively.

Note 18: Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

      In connection with the recapitalization, ChipPAC International Company Limited, (CP Int'l), issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. (CPI) and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited (CPK), ChipPAC Malaysia Sdn. Bhd. (CPM), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the "Guarantor Subsidiaries"). All guarantor subsidiaries are wholly-owned direct or indirect subsidiaries of ChipPAC, Inc. ChipPAC Shanghai Limited (CPS) and ChipPAC Electronic Technology Ltd. (CETS) (collectively the Chinese entities), will not provide guarantees (the "Non-Guarantor Subsidiaries"). The following is consolidated and combining financial information for CP Int'l CPI, and CPK, CPS, CETS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries. ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management Hungary Limited Liability Company were formed by Hyundai in 1999, ChipPAC Malaysia was acquired in 2000, these entities have no historical operating results or balances for the year ended December 31, 1998. As a result, it is not possible to include these entities in the supplemental financial statements for these periods. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented herein because management has determined that they are not material to investors. Financial information for ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management have not been presented as these entities have no historical financial results and future transactions will primarily consist of inter-company transactions. The following HECS financial statements in the condensed combining financial statements include the accounts of CATS.

                                  ChipPAC, Inc.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEETS

                                December 31, 2000
                                 (In thousands)

                                                                          Parent                                       Non-
                                                                         Guarantor        Issuer        Other        Guarantor
                                                                            CPI          CP Int'l     Guarantors       China
                                                                        -----------    -----------    -----------   -----------
Assets
  Current assets:
    Cash and cash equivalents                                           $       181    $    (2,674)   $    17,284   $     4,059
    Intercompany accounts receivable                                          8,062         13,275             --            --
    Accounts receivable                                                          45             --         45,839            20
    Inventory                                                                    --             --         17,872         3,378
    Prepaid Expenses and other current assets                                   407             --          3,315         2,998
                                                                        -----------    -----------    -----------   -----------
              Total current assets                                            8,695         10,601         84,310        10,455
    Property and Equipment, net                                               3,752             --        239,002        91,979
    Intercompany loans receivable                                                --        323,500             --            --
    Investment in subsidiaries                                              188,987         34,222             --            --
    Other Assets                                                              3,322         11,673         26,617           176
                                                                        -----------    -----------    -----------   -----------
              Total assets                                              $   204,756    $   379,996    $   349,929   $   102,610
                                                                        ===========    ===========    ===========   ===========
Liabilities and Equity (Deficit)
  Current liabilities:
    Intercompany accounts payable                                        $        --    $        --    $     2,161   $    19,176
    Accounts payable                                                           1,009             --         47,253         6,401
    Accrued expense and other Liabilities                                      6,345          8,782         23,386         5,386
    Short-term debt                                                               --          7,800             --            --
    Current portion of long-term debt                                             --          6,800             --            --
                                                                         -----------    -----------    -----------   -----------
              Total current liabilities                                        7,354         23,382         72,800        30,963
    Long-term debt, less current portion                                          --        283,400             --            --
    Intercompany loans payable                                                    --             --        289,500        34,000
    Other long term liabilities                                                   --             --          6,986            --
                                                                         -----------    -----------    -----------   -----------
              Total liabilities                                                7,354        306,782        369,286        64,963
                                                                         ===========    ===========    ===========   ===========
  Stockholders' equity (deficit):
    Common Stock                                                                 685             --             --            --
    Warrants                                                                   1,250             --             --            --
    Additional Paid in Capital                                               104,509             --             --            --
    Receivable from stockholders                                              (1,505)            --             --            --
    Currency translation gain (loss)                                              --             --          8,704           465
    Accumulated Earning (deficit)                                             92,463         73,214        (28,061)       37,182
                                                                         -----------    -----------    -----------   -----------
    Stockholders' equity (deficit)                                           197,402         73,214        (19,357)       37,647
                                                                         ===========    ===========    ===========   ===========
              Total Liabilities and stockholders' equity (deficit)       $   204,756    $   379,996    $   349,929   $   102,610
                                                                         ===========    ===========    ===========   ===========
                                                                Eliminations   Consolidated
                                                                ------------   ------------
Assets
  Current assets:
    Cash and marketable securities                               $        --    $    18,850
    Intercompany accounts receivable                                 (21,337)            --
    Accounts receivable from Customers                                    --         45,904
    Inventory                                                             --         21,250
    Prepaid Expenses & other current assets                               --          6,720
                                                                 -----------    -----------
              Total current assets                                   (21,337)        92,724
    Plant, Property & Equipment , net                                     --        334,733
    Intercompany loans receivable                                   (323,500)            --
    Investment in subsidiaries                                      (223,209)            --
    Other Assets                                                          --         41,788
                                                                 -----------    -----------
              Total assets                                       $  (568,046)   $   469,245
                                                                 ===========    ===========
Liabilities and Equity
  Current liabilities:
    Intercompany accounts payable                                $   (21,337)   $        --
    Bank borrowings                                                       --          7,800
    Accounts payable                                                      --         54,663
    Accrued expense and other Liabilities                                 --         43,899
    Current portion of long-term debt                                     --          6,800
                                                                 -----------    -----------
              Total current liabilities                              (21,337)       113,162
    Long-term debt, less current portion                                  --        283,400
    Intercompany loans payable                                      (323,500)            --
    Other long term liabilities                                           --          6,986
                                                                 -----------    -----------
              Total liabilities                                     (344,837)       403,548
                                                                 ===========    ===========
  Stockholders' equity:
    Common Stock                                                          --            685
    Warrants                                                              --          1,250
    Additional Paid in Capital                                            --        104,509
     Receivable from stockholders                                         --         (1,505)
    Currency translation gain (loss)                                      --          9,169
    Accumulated Earning (deficit)                                   (223,209)       (48,411)
                                                                 -----------    -----------
    Stockholders' equity (deficit)                                  (223,209)        65,697
                                                                 ===========    ===========
              Total Liabilities and stockholders'
                 equity (deficit)                                $  (568,046)       469,245
                                                                 ===========    ===========

                                  ChipPAC, Inc.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF OPERATIONS

                          Year ended December 31, 2000
                                 (In thousands)

                                              Parent                                  Non-
                                            Guarantor     Issuer CP     Other      Guarantor
                                               CPI          Int'l     Guarantors     China    Eliminations  Consolidated
 Revenue
 Intercompany Revenue                       $  28,827    $      --    $ 403,796    $  53,813    $(486,436)   $      --
    Customer Revenue                               --           --      494,408            3           --      494,411
                                            --------------------------------------------------------------------------
       Revenue                                 28,827           --      898,204       53,816     (486,436)     494,411
 Cost of Revenue                                   --           --      796,639       45,289     (456,661)     385,267
                                            --------------------------------------------------------------------------
 Gross Profit                                  28,827           --      101,565        8,527      (29,775)     109,144
 Operating Expenses:
    Selling, general & administrative          24,550           (8)      38,927        1,105      (29,775)      34,799
    Research & Development                      5,562           --        6,453           --           --       12,015
                                            --------------------------------------------------------------------------
    Total Operating Expenses (Income)          30,112           (8)      45,380        1,105      (29,775)      46,814
                                            --------------------------------------------------------------------------
 Operating Income (Loss)                       (1,285)           8       56,185        7,422           --       62,330
Non-Operating Income (Expense)
    Interest Income                               257       30,587       31,504           75      (61,580)         843
    Interest expense                               --      (39,425)     (58,147)      (3,440)      61,580      (39,432)
    Income (loss) from Investment in
       Subsidiaries                            17,107        3,689           --           --      (20,796)          --
    Other income (expense), net                (7,975)          --        1,839          455           --       (5,681)
                                            --------------------------------------------------------------------------
Total Non-Operating Income (expense)            9,389       (5,149)     (24,804)      (2,910)     (20,796)     (44,270)
                                            --------------------------------------------------------------------------
Income (loss) before income taxes               8,104       (5,141)      31,381        4,512      (20,796)      18,060
Provision for (benefit from) income taxes      (3,952)         323        7,243           --            --       3,614
                                            --------------------------------------------------------------------------
Income (loss) before extraordinary item        12,056       (5,464)      24,138        4,512      (20,796)      14,446
                                            --------------------------------------------------------------------------
Extraordinary item                                 --        2,390           --           --           --        2,390
                                            --------------------------------------------------------------------------
Net Income (Loss)                           $  12,056    $  (7,854)   $  24,138    $   4,512    $ (20,796)   $  12,056
                                            ==========================================================================

                                  ChipPAC, Inc.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF CASH FLOWS

                          Year Ended December 31, 2000
                                 (In thousands)

                                                                 Parent                                     Non-
                                                               Guarantor       Issuer        Other       Guarantor
                                                                  CPI         CP Int'l     Guarantors      China
Cash flows from operating activities:
        Net income (loss)                                       $ 12,056     $  (7,854)     $  24,138     $  4,512
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                              2,281            --         34,073        8,695
        Debt issue amortization                                       --         1,950             --           --
        Deferred tax                                              (3,712)           --          5,741           --
        Non-operating early debt extinguishment loss                  --         2,390             --           --
        Fee paid in stock to equity investors                      4,400            --             --           --
        Foreign currency (gains) losses                               --            --         (2,168)           --
        (Gain) loss on sale of equipment                              --            --             75         (168)
        Equity income from investment in subsidiaries            (17,107)       (3,689)            --           --
Changes in assets and liabilities:
        Intercompany accounts receivable                          (1,255)       (9,222)        11,927       11,502
        Accounts receivable                                          (73)           --         (3,446)          --
        Inventories                                                   --            --          3,057       (3,212)
        Prepaid expenses and other current assets                   (177)           --         (1,431)      (2,726)
        Other long-term assets                                       417         1,922        (16,145)        (242)
        Intercompany accounts payable                                 --            --          2,161       (3,611)
        Accounts payable                                            (242)          (40)        (6,966)       4,749
        Accrued expenses and other current liabilities             1,878          (262)        (1,438)       1,681
        Other long-term liabilities                                 (240)           --          3,537           --
                                                             --------------------------------------------------------
        Net cash provided by (used in) operating activities       (1,774)      (14,805)        53,115       21,180
                                                             --------------------------------------------------------
Cash flows used in investing activities:
        Acquisition of property and equipment                         --            --        (69,557)     (23,617)
        Proceeds from sale of equipment                               --            --         16,415        1,134
        Malaysian acquisition, net of cash and cash equivalents       --            --        (54,835)          --
        Investment in subsidiaries                               (72,030)       63,157         (2,629)          --
                                                             --------------------------------------------------------
        Net cash provided by (used in) investing activities      (72,030)       63,157       (110,606)     (22,483)
                                                             --------------------------------------------------------
Cash flows provided by financing activities:
        Advances (to) from affiliates                               (249)           --             --           --
        Proceeds from short-term loans                                --        45,600             --           --
        Repayment of short-term loans                                          (37,800)            --           --
        Net proceeds from long term loans                             --        (9,800)        73,460           --
        Intercompany loan (advances) payments                         --       (52,500)        52,500           --
        Repayment of long-term debt and capital leases                --            --        (73,460)          --
        Net proceeds from common stock issuance                  152,538            --             --           --
        Retirement of Class B preferred stock                    (79,310)           --            --            --
                                                             --------------------------------------------------------
        Net cash provided by (used in) financing activities       72,979       (54,500)        52,500           --
                                                             --------------------------------------------------------
Net increase (decrease) in cash                                     (825)       (6,148)        (4,991)      (1,303)
Cash and cash equivalents at beginning of year                     1,006         3,474         22,275        5,362
                                                             --------------------------------------------------------
Cash and cash equivalents at end of year                        $    181     $  (2,674)     $  17,284     $  4,059
                                                             ========================================================
                                                              Eliminations       Consolidated
Cash flows from operating activities:
        Net income (loss)                                      $ (20,796)         $  12,056
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                 --             45,049
        Debt issue amortization                                       --              1,950
        Deferred tax                                                  --              2,029
        Non-operating early debt extinguishment loss                  --              2,390
        Fee paid in stock to equity investors                         --              4,400
        Foreign currency (gains) losses                               --             (2,168)
        (Gain) loss on sale of equipment                              --                (93)
        Equity income from investment in subsidiaries             20,796                 --
Changes in assets and liabilities:
        Intercompany accounts receivable                         (12,952)                --
        Accounts receivable                                           --             (3,519)
        Inventories                                                   --               (155)
        Prepaid expenses and other current assets                     --             (4,334)
        Other long-term assets                                        --            (14,048)
        Intercompany accounts payable                              1,450                 --
        Accounts payable                                              --             (2,499)
        Accrued expenses and other current liabilities                --              1,859
        Other long-term liabilities                                   --              3,297
                                                             ------------------------------
        Net cash provided by (used in) operating activities      (11,502)            46,214
                                                             ------------------------------
Cash flows used in investing activities:
        Acquisition of property and equipment                         --            (93,174)
        Proceeds from sale of equipment                               --             17,549
        Malaysian acquisition, net of cash and cash equivalents       --            (54,835)
        Investment in subsidiaries                                11,502                 --
                                                             ------------------------------
        Net cash provided by (used in) investing activities       11,502           (130,460)
                                                             ------------------------------
Cash flows provided by financing activities:
        Advances (to) from affiliates                                 --               (249)
        Proceeds from short-term loans                                --             45,600
        Repayment of short-term loans                                 --            (37,800)
        Net proceeds from long term loans                             --             63,660
        Intercompany loan (advances) payments                         --                 --
        Repayment of long-term debt and capital leases                --            (73,460)
        Net proceeds from common stock issuance                       --            152,538
        Retirement of Class B preferred stock                         --            (79,310)
                                                             ------------------------------
        Net cash provided by (used in) financing activities           --             70,979
                                                             ------------------------------
Net increase (decrease) in cash                                       --            (13,267)
Cash and cash equivalents at beginning of year                        --             32,117
                                                             ------------------------------
Cash and cash equivalents at end of year                       $      --          $  18,850
                                                             ==============================

                                  ChipPAC, Inc.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEETS

                                December 31, 1999
                                 (In thousands)

                                                            Parent                                Non-
                                                           Guarantor    Issuer      Other      Guarantor
Assets                                                        CPI      CP Int'l   Guarantors     China    Eliminations  Consolidated
                                                           ---------   ---------  ----------   ---------  ------------  ------------

Current assets:
Cash and cash equivalents                                  $   1,006   $   3,474   $  22,275   $   5,362    $      --    $  32,117
Intercompany accounts receivable                               6,807       4,053      11,927          --      (22,787)          --
Receivable from stockholders                                      --          --      11,662          --           --       11,662
Accounts receivable                                              (28)         --      30,011          20           --       30,003
Inventories                                                       --          --      17,331         166           --       17,497
Prepaid Expenses and other current assets                        230          --       2,659         272           --        3,161
                                                           ---------   ---------   ---------   ---------    ---------    ---------
              Total current assets                             8,015       7,527      95,865       5,820      (22,787)      94,440
Property and equipment, net                                    6,293          --     142,680      77,958           --      226,931
Intercompany loans receivable                                     --     271,000          --          --     (271,000)          --
Investment in subsidiaries                                    82,866      30,532          --          --     (113,398)          --
Other assets                                                      27      13,595       8,436          --           --       22,058
                                                           ---------   ---------   ---------   ---------    ---------    ---------
              Total assets                                 $  97,201   $ 322,654   $ 246,981   $  83,778    $(407,185)   $ 343,429
                                                           =========   =========   =========   =========    =========    =========
Liabilities and Stockholders Equity (Deficit)
Current liabilities:
Intercompany accounts payable                              $      --   $      --   $      --   $  22,787    $ (22,787)   $      --
Accounts payable                                               1,251          40      49,265       1,652           --       52,208
Accrued expense and other liabilities                          4,467       9,044       9,992       3,705           --       27,208
Current portion of long-term debt                                 --       4,800          --          --           --        4,800
                                                           ---------   ---------   ---------   ---------    ---------    ---------
              Total current liabilities                        5,718      13,884      59,257      28,144      (22,787)      84,216
Long-term debt, less current portion                              --     295,200          --          --           --      295,200
Intercompany loans payable                                        --          --     237,000      34,000     (271,000)          --
Other long-term liabilities                                      240          --       3,689          --           --        3,929
                                                           ---------   ---------   ---------   ---------    ---------    ---------
              Total liabilities                                5,958     309,084     299,946      62,144     (293,787)     383,345
                                                           =========   =========   =========   =========    =========    =========

Mandatorily redeemable preferred stock                        82,970          --          --          --           --       82,970

Stockholders' equity (deficit):
Common Stock                                                     407          --          --          --           --          407
Warrants                                                       1,250          --          --          --           --        1,250
Additional Paid in Capital                                   (81,304)         --          --          --           --      (81,304)
Receivable from stockholders                                  (1,128)         --          --          --           --       (1,128)
Accumulated Earning (deficit)                                 89,048      13,570     (61,669)     21,169     (113,398)     (51,280)
Accumulated other comprehensive income                            --          --       8,704         465           --        9,169
                                                           ---------   ---------   ---------   ---------    ---------    ---------
Stockholders equity (deficit)                                  8,273      13,570     (52,965)     21,634     (113,398)    (122,886)
                                                           ---------   ---------   ---------   ---------    ---------    ---------
              Total liabilities and stockholders'
                  equity (deficit)                         $  97,201   $ 322,654   $ 246,981   $  83,778    $(407,185)   $ 343,429
                                                           =========   =========   =========   =========    =========    =========

                                  ChipPAC, Inc.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF OPERATIONS

                          Year ended December 31, 1999
                                 (In thousands)

                                                       Parent                                   Non-
                                                      Guarantor     Issuer CP     Other      Guarantor
                                                         CPI          Int'l     Guarantors      China    Eliminations  Consolidated
 Revenue
 Intercompany Revenue                                 $  10,772    $      --    $ 320,618    $  16,863    $(348,253)   $      --
    Customer Revenue                                    191,897           --      183,482          151           --      375,530
                                                      --------------------------------------------------------------------------
    Revenue                                             202,669           --      504,100       17,014     (348,253)     375,530
 Cost of Revenue                                        183,633           --      444,339       26,997     (337,481)     317,488
                                                      --------------------------------------------------------------------------
 Gross Profit                                            19,036           --       59,761       (9,983)     (10,772)      58,042
 Operating Expenses:
    Selling, general & administrative                    15,113           --       16,878           --      (10,772)      21,219
    Research & Development                                5,928           --        6,434           --           --       12,362
    Change of control expenses                              180           --       11,662           --           --       11,842
                                                      --------------------------------------------------------------------------
    Total Operating Expenses                             21,221           --       34,974           --      (10,772)      45,423
                                                      --------------------------------------------------------------------------
 Operating Income (Loss)                                 (2,185)          --       24,787       (9,983)          --       12,619
 Non-Operating Income (Expense)
    Interest Income                                         625       12,491       14,101          441      (24,907)       2,751
    Interest expense                                         --      (14,481)     (28,416)      (3,251)      24,907      (21,241)
    Foreign currency gains (loss)                            --           --        1,253          (29)          --        1,224
Income(loss) from Investment in Subsidiaries             (4,848)       1,502       (9,327)          --       12,673           --
Other income(expense), net                                   61           --          713         (124)          --          650
                                                      --------------------------------------------------------------------------
Total Non-Operating Income (expense)                     (4,162)        (488)     (21,676)      (2,963)      12,673      (16,616)
                                                      --------------------------------------------------------------------------
Income (loss) before income taxes                        (6,347)        (488)       3,111      (12,946)      12,673       (3,997)

Provision for (benefit from) income taxes                   961          132          845           --           --        1,938
                                                      --------------------------------------------------------------------------
Income (loss) before extra ordinary item                 (7,308)        (620)       2,266      (12,946)      12,673       (5,935)

Extraordinary item:
     Loss from early extinguishment of Debt, net of
       income tax benefit                                    --           --        1,373           --           --        1,373
                                                      --------------------------------------------------------------------------
Net Income (Loss)                                     $  (7,308)   $    (620)   $     893    $ (12,946)   $  12,673    $  (7,308)
                                                      ==========================================================================

                                  ChipPAC, Inc.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF CASH FLOWS

                          Year Ended December 31, 1999
                                 (In thousands)

                                                           Parent                              Non-
                                                         Guarantor   Issuer CP     Other     Guarantor
                                                            CPI        Int'l    Guarantors     HECS     Eliminations  Consolidations

 Cash Flow from operating activities:
    Net Income (loss)                                   $  (7,308)  $    (620)   $     893   $ (12,946)   $  12,673   $  (7,308)
 Adjustments to reconcile net income (loss) to net
   Cash provided by (used in) operating activities:
   Depreciation & amortization                              1,753          --       44,490      10,458           --       56,701
   Debt issue amortization                                     --         774           --          --           --          774
   Provision for inventory and accounts receivable           (110)         --         (950)         --           --       (1,060)
   Non operating early  debt extinguishment loss               --          --        1,373          --           --        1,373
    Foreign currency (gains) losses                            --          --       (1,224)         --           --       (1,224)
    (Gain) loss on sales of equip                              --          --         (283)          1           --         (282)
    Equity income from investment in subsidiaries           4,848      (1,502)       9,327          --      (12,673)          --
 Changes in Assets & Liabilities:                                                                                             --
    I/C account receivable                                  4,038      (4,053)     (21,244)     (6,852)      28,111           --
    Accounts receivable                                    34,879          --      (34,109)        (20)          --          750
    Inventories                                                --          --       (5,464)         49           --       (5,415)
    Prepaid expenses and other assets                         247          --       (3,198)         73           --       (2,878)
    Advances (to) from affiliates                            (443)         --       (6,981)         --           --       (7,424)
    I/C accounts payable                                  (83,556)         --      114,203      (2,536)     (28,111)          --
    Accounts payable                                       (1,035)         40      (10,465)       (155)          --      (11,615)
    Accrued expenses & other liabilities                    4,000       9,045        6,283         693           --       20,021
    Other long term liabilities                                --          --        3,519          --           --        3,519
                                                        ------------------------------------------------------------------------
         Net cash provided by (used in)
            operating activities                          (42,687)      3,684       96,170     (11,235)          --       45,932
                                                        ------------------------------------------------------------------------
 Cash Flow, Investing Activities
    Acquisition of property & equipment                    (2,239)         --      (52,792)     (9,926)       7,101      (57,856)
    Proceeds from external sales of equipment                  --          --        6,017       2,431       (7,101)       1,347
    Investment in subsidiaries                            (90,637)    (29,030)    (184,970)         --      304,637           --
                                                        ------------------------------------------------------------------------
         Net cash used in investing activities            (92,876)    (29,030)    (231,745)     (7,495)     304,637      (56,509)
                                                        ------------------------------------------------------------------------
 Cash Flow, Financing Activities
    Advances (to)from affiliates                               --          --           --      (4,430)          --       (4,430)
    Short term loans received                                  --          --        1,169          --           --        1,169
    Short term loans repaid                                    --          --       (3,769)    (15,700)          --      (19,469)
    Net proceeds of term loans                                 --     285,631           --          --           --      285,631
    Repayment term loans and capital leases                    --          --     (105,387)    (28,228)          --     (133,615)
    Intercompany loan (advances) payments                      --    (271,000)     237,000      34,000           --           --
    Capital redemption at recap                                --          --     (311,220)         --           --     (311,220)
    Capital contribution at recap                              --          --       19,816          --           --       19,816
    Intercompany capital contribution                          --      14,215      290,422          --     (304,637)          --
    Payment made to extinguish debt early                      --          --       (1,373)         --           --       (1,373)
    Dividends paid                                             --          --       (9,435)         --           --       (9,435)
    Net proceeds from common stock issuance                74,071         (26)         (27)         --           --       74,018
    Net proceeds from mandatorily redeemable
    preferred stock                                        50,000          --           --          --           --       50,000
    Net Proceeds from sale of stock to management           1,671          --           --          --           --        1,671
    Contributions to (withdrawals from) paid in capital        --          --       (4,052)     24,802           --       20,750
                                                        ------------------------------------------------------------------------
         Net cash provided by (used in)
             financing activities                         125,742      28,820      113,144      10,444     (304,637)     (26,487)
                                                        ------------------------------------------------------------------------
    Effect on cash from changes in exchange rates              --          --          414          --           --          414
                                                        ------------------------------------------------------------------------
    Net increase (decrease) in cash                        (9,821)      3,474      (22,017)     (8,286)          --      (36,650)
    Cash & cash equivalents at beginning of period         10,827          --       44,292      13,648           --       68,767
                                                        ------------------------------------------------------------------------
   Cash & cash equivalents at end of period                 1,006       3,474       22,275       5,362           --       32,117
                                                        ========================================================================

                                  ChipPAC, Inc.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF OPERATIONS

                          Year Ended December 31, 1998
                                 (In thousands)

                                                                      Non-
                                                  Guarantors       Guarantor
                                               CPI        CPK         HECS   Eliminations   Consolidated
Revenue
Intercompany Revenue                              --    302,460      13,759    (316,219)           --
   Customer Revenue                          319,678     14,403          --          --       334,081
                                            -----------------------------------------------------------
   Revenue                                   319,678    316,863      13,759    (316,219)      334,081
Cost of Revenue                              303,937    256,626      26,021    (316,219)      270,365
                                            -----------------------------------------------------------
Gross Profit                                  15,741     60,237     (12,262)         --        63,716
Operating Expenses:
   Selling, general & administrative          10,252      4,815          --          --        15,067
   Research & Development                      3,604      4,088          --          --         7,692
   Management fees charged by affiliate           --         --         528          --           528
  Writedown of impaired assets                    --         --          --          --            --
                                            -----------------------------------------------------------
   Total Operating Expenses                   13,856      8,903         528          --        23,287
                                            -----------------------------------------------------------
Operating Income (loss)                        1,885     51,334     (12,790)         --        40,429
Non-Operating Income (Expense)
   Interest Income                               265        967          44          --         1,276
   Interest expense                               --     (9,973)     (3,367)         --       (13,340)
   Foreign currency gains (losses)                --     24,699         (29)         --        24,670
   Other income (expense), net                    15        903      (1,086)         --          (168)
                                            -----------------------------------------------------------
   Total Non-Operating Income (expense)          280     16,596      (4,438)         --        12,438
                                            -----------------------------------------------------------
Income (loss) before income taxes              2,165     67,930     (17,228)         --        52,867
Provision for Income taxes                       954     19,610          --          --        20,564
                                            -----------------------------------------------------------
Net Income (Loss)                              1,211     48,320     (17,228)         --        32,303
                                            ===========================================================

                                 ChipPAC, Inc.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENTS OF CASH FLOWS

                          Year Ended December 31, 1998
                                 (In thousands)

                                                                                     Non-
                                                            Guarantors            Guarantor
                                                        CPI            CPK           HECS       Eliminations   Consolidated
Net Income                                           $  1,211       $ 48,320       $(17,228)      $     --       $ 32,303
Depreciation & amortization                               489         35,584          9,782                        45,855
Provision for inventory and accounts receivable           448           (873)            --             --           (425)
 Foreign currency (gains) losses                           --        (24,670)            --                       (24,670)
 (Gain) loss on intercompany sales of equip                --           (686)            --            686             --
 (Gain) loss on external sales of equip                                    26                                          26
 Equity income from investment in subsidiaries                             --            --             --             --
 I/C account receivable                               (10,845)       (39,058)         3,576         46,327             --
 Accounts receivable                                   (8,367)        (4,373)            --             --        (12,740)
 Inventories                                               --          7,056          2,033             --          9,089
 Prepaid expenses and other assets                       (475)        11,761            519             54         11,859
 Advances (to) from affiliates                            443           (730)         4,958             --          4,671
 I/C accounts payable                                  59,196         (3,573)        (9,242)       (46,381)            --
 Accounts payable                                       1,777         36,395          1,807             --         39,979
 Accrued expenses & other liabilities                     642         (1,615)         1,099             --            126
Other long term liabilities                                --         (7,326)            --             --         (7,326)
                                                     --------------------------------------------------------------------
         Net cash provided by (used in) operating
            activities                                 44,519         56,238         (2,696)           686         98,747
                                                     --------------------------------------------------------------------
 Acquisition of property & equipment                   (5,443)       (52,514)       (13,240)         9,865        (61,332)
 Proceeds from intercompany sales of equipment             --         10,551             --        (10,551)            --
 Proceeds from external sales of equipment                 --          1,635             --             --          1,635
                                                     --------------------------------------------------------------------
         Net cash used in by investing
            activities                                 (5,443)       (40,328)       (13,240)          (686)       (59,697)
                                                     --------------------------------------------------------------------
 Advances  to HEA                                     (30,160)            --             --             --        (30,160)
 Short term loans received                                 --         50,735         12,656             --         63,391
 Short term loans repaid                                   --        (79,136)            43             --        (79,093)
 Net proceeds of term loans                                --            185         10,000             --         10,185
 Repayment term loans and capital leases                   --        (17,681)       (14,114)            --        (31,795)
 Contributions to (withdrawals) of capital                938         62,014         20,001             --         82,953
                                                     --------------------------------------------------------------------
         Net cash provided by (used in)
            financing activities                      (29,222)        16,117         28,586             --         15,481
 Effect on cash from changes in exchange rates             --         11,174             (5)            --         11,169
Net increase (decrease) in cash                         9,854         43,201         12,645             --         65,700
Cash & cash equivalents at beginning of period            973          1,091          1,003             --          3,067
                                                     --------------------------------------------------------------------
Cash & cash equivalents at end of period             $ 10,827       $ 44,292       $ 13,648       $     --       $ 68,767
                                                     ====================================================================

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       Not Applicable.


PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item with respect to directors and executive officers is incorporated by reference to ChipPac's proxy statement for the 2001 annual meeting of shareholders on our "2001 Proxy Statement."

ITEM 11.
EXECUTIVE COMPENSATION

      The information appearing under the captions "Director Compensation" and "Executive Compensation" (including all related sub captions thereof) in the 2001 Proxy Statement is incorporated herein by reference. The Company does not incorporate by reference in this Form 10-K either the "Compensation Committee Report on Executive Compensation" or the "Performance Graph" sections of the 2001 Proxy Statement.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the section captioned "Principal Stockholders" contained in the 2001 Proxy Statement.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the section captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the 2001 Proxy Statement.


ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

         (1) Financial Statements. See the "Index to Financial Statements" in
             item 8.

         (2) Financial Statement Schedules. See the schedule captioned "Valuation and Qualifying Accounts.


                    Report of Independent Accountants on
                        Financial Statement Schedule


To the Board of Directors
of ChipPAC, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2001 appearing in this annual report on Form 10-K of ChipPAC, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
San Jose, California
January 25, 2001

                                 CHIPPAC, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                             Additions
                                            Balance at       Charged to                        Balance
                                            Beginning        Costs and                         at End
Year ended December 31,                      of Year          Expenses        Deductions       of Year
- -----------------------                     ----------       ----------       ----------       -------
2000
Allowance for Doubtful Receivables           $1,196            $  -             $(224)         $  972

1999
Allowance for Doubtful Receivables            1,162             144              (110)          1,196

1998
Allowance for Doubtful Receivables              375             787                 -           1,162

   (3) Exhibits.

      2.1 Amended and Restated Agreement and Plan of Merger of ChipPAC, Inc., a California corporation, and ChipPAC, Inc., a Delaware corporation.**

      2.2 Agreement and Plan of Recapitalization and Merger, dated as of March 13, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

      2.3 First Amendment to Agreement and Plan of Recapitalization and Merger, dated as of June 16, 1999 by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

      2.4 Second Amendment to Agreement and Plan of Recapitalization and Merger, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

      3.1 Amended and Restated Certificate of Incorporation of ChipPAC, Inc.**

      3.2 Amended and Restated By-Laws of ChipPAC, Inc.**

      4.1 Specimen certificate for ChipPAC, Inc. Common Stock.**

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

      10.5.1 Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

      10.5.2 Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

      10.5.3 Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein).**

      10.6 Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

      10.7 Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

      10.7.1 Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

      10.7.2 Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

      10.8 Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

      10.9 Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

      10.10 Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

      10.11 Patent Sublicense Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.*

      10.12 TCC License Agreement, dated December 22, 1998, between Tessera Inc., the Tessera Affiliates (as defined therein), ChipPAC, Inc. and the Licensee Affiliates (as defined therein).+*

      10.12.1 Letter Agreement, dated July 15, 1999, by and among ChipPAC, Inc., Hyundai Electronics America, ChipPAC Limited and Tessera, Inc.*

      10.13 Materials Agreement, dated as of July 1, 1999, by and between ChipPAC Limited and Intel Corporation.+*

      10.14 Assembly Services Agreement, dated as of August 5, 1999, by and between Intel Corporation and ChipPAC Limited.+*

      10.15 Stock Purchase Agreement, dated as of August 5, 1999, by and between ChipPAC, Inc. and Intel Corporation.*

      10.16 Warrant to Purchase Class B Common Stock of ChipPAC, Inc., dated as of August 5, 1999, issued to Intel Corporation.*

      10.17 Advisory Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC Operating Limited and Bain Capital, Inc.*

      10.18 Advisory Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC Operating Limited and SXI Group LLC.*

      10.19 Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*++

      10.20   ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*++

      10.21   ChipPAC, Inc. 2000 Equity Incentive Plan.**++

      10.22   ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**++

      10.23.1 Form of Key Employee Purchased Stock Agreement.*++

      10.23.2 Form of Key Employee Purchased Stock Agreement (with Loan).*++

      10.24   Form of Employee Restricted Stock Agreement.*++

      10.25   Form of Directors Tranche I Stock Option Agreement.*++

      10.26   Form of Employees Tranche I Stock Option Agreement.*++

      10.27   Form of Tranche II Stock Option Agreement.*++

      10.28 Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

      10.29 First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

      10.30   12 3/4% Senior Subordinated Notes Due 2009.*

      10.31   Form of Series B 12 3/4% Senior Subordinated Notes Due 2009.*

      10.32 Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

      10.33 Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

      10.34 Shareholders Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., the Bain Group (as defined therein), the SXI Group (as defined therein) and Sapphire Worldwide Investments, Inc.**

      10.35 Class A Common Stock Purchase Agreement, dated as of July 13, 2000, by and between ChipPAC, Inc. and Qualcomm Incorporated.**

      10.36 Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

      10.37 Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

      10.38 Form of Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and Bain Capital, Inc.**

      10.39 Amended and Restated Supplemental Agreement No. 4 to the Advisory Agreement, dated as of August 2, 2000 by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and SXI Group LLC.**

      10.40 Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer. ++

      10.41 Employment letter agreement, dated as of March 18, 1998 between ChipPAC, Inc. and Gregory Bronzovic. ++

      10.42 Employment letter agreement, dated as of April 16, 1999 between ChipPAC, Inc. and Robert Bowden. ++

      10.43 Employment letter agreement, dated as of September 2, 1998 between ChipPAC, Inc. and Marcos Karnezos. ++

      21.1 Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd.*

      23.1   Consent of PricewaterhouseCoopers LLP.

      24.1   Powers of Attorney (included on signature page hereto).

      99.1   Risk Factors
- -----------------------
 *    Incorporated by reference to the Company's Form S-4 (No. 333-91641).

**    Incorporated by reference to the Company's Form S-1 (No. 333-39428).

 + Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

++ Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b) Reports on Form 8-K.

    On November 28, 2000, we filed a report on Form 8-K with the Securities and Exchange Commission to announce our intention to acquire VIKO Test Labs, a division of VIKO Technology, Inc.

================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2001.

                                        CHIPPAC, INC.
                                        (Registrant)

                                        /s/ Robert Krakauer
                                        ------------------------------

                                        ROBERT KRAKAUER
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis P. McKenna, Robert Krakauer and Michael G. Potter, and each of them, his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in her/her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           Signature                    Title                        Date
           ---------                    -----                        ----


/s/ Dennis P. McKenna      President, Chief Executive Officer     March 30, 2001
- -------------------------  and Director (Principal Executive Officer)
Dennis P. McKenna


/s/ Robert J. Krakauer     Senior Vice President and Chief        March 30, 2001
- ------------------------- Financial Officer (Principal Financial Officer) Robert J. Krakauer

/s/ Michael G. Potter      Controller                             March 30, 2001
- -------------------------  (Principal Accounting Officer)
Michael G. Potter


/s/ Edward Conard          Director                               March 30, 2001
- -------------------------
Edward Conard


/s/ Michael A. Delaney     Director                               March 30, 2001
- -------------------------
Michael A. Delaney


/s/ David Dominik          Director                               March 30, 2001
- -------------------------
David Dominik


/s/ Marshall Haines        Director                               March 30, 2001
- -------------------------
Marshall Haines


/s/ Joseph Martin          Director                               March 30, 2001
- -------------------------
Joseph Martin


/s/ Chong Sup Park         Director                               March 30, 2001
- -------------------------
Chong Sup Park


/s/ Paul C. Schorr, IV     Director                               March 30, 2001
- -------------------------
Paul C. Schorr, IV