Form 10-Q
period 2001-03-31
CHIPPAC INC
filed 2001-05-15
CIK 1093779

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                        Commission file number 000-31173

                                 CHIPPAC, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                           77-0463048
 State or other Jurisdiction of      (I.R.S. Employer Identification No.)
  Incorporation or Organization

           3151 Coronado Drive
         Santa Clara, California                     95054
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

          Yes X   No
              -

Indicate the number of shares of the issuer's class of common stock, as of the latest practicable date:

         Class                              Outstanding as of May 2, 2001
-------------------------------------------------------------------------------
Class A Common stock, $.01 par value                   68,650,124
Class B Common stock, $.01 par value                            0

                                   ChipPAC INC
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements
         Unaudited Condensed Consolidated Balance Sheets.................   3
         Unaudited Condensed Consolidated Statements of Operations.......   4
         Unaudited Condensed Consolidated Statements of Cash Flows.......   5
         Notes to Unaudited Condensed Consolidated Financial Statements..   6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................  16
     Item 3. Quantitative and Qualitative Disclosures About Market Risk..  19

Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings...........................................  19
     Item 2. Changes in Securities and Use of Proceeds...................  20
     Item 3. Defaults Upon Senior Securities.............................  20
     Item 4. Submission of Matters to a Vote of Security Holders.........  20
     Item 5. Other Information...........................................  21
     Item 6. Exhibits and Reports on Form 8-K............................  24
     Signatures..........................................................  28

                                           ChipPAC, Inc.
                               Condensed Consolidated Balance Sheets
                              (In thousand, except for share amounts)
                                            (Unaudited)

                                                                           March 31,       December 31,
                                                                              2001             2000
                                                                         -------------   ----------------
Assets
Current assets:
   Cash and cash equivalents                                                 $  7,524         $ 18,850
   Accounts receivable, less allowance for
     doubtful accounts of $620 and $972                                        35,521           45,904
   Inventories                                                                 19,558           21,250
   Prepaid expenses and other current assets                                    7,882            6,720
                                                                         ------------- ----------------
       Total current assets                                                    70,485           92,724
Property and equipment, net                                                   336,023          334,733
Other assets                                                                   40,636           41,788
                                                                         ------------- ----------------
       Total assets                                                          $447,144         $469,245
                                                                         ------------- ----------------
Liabilities and Stockholders' Equity
Current liabilities:
   Bank borrowings                                                           $ 20,000          $ 7,800
   Accounts payable                                                            36,083           54,663
   Accrued expenses and other liabilities                                      38,171           43,899
   Current portion of long-term debt                                            9,800            6,800
                                                                         ------------- ----------------
       Total current liabilities                                              104,054          113,162
Long-term debt, less current portion                                          280,200          283,400
Other long-term liabilities                                                     5,475            6,986
                                                                         ------------- ----------------
       Total liabilities                                                      389,729          403,548
                                                                         ------------- ----------------
Stockholders' equity

   Common stock, Class A, par value $0.01 per share; 250,000,000 shares authorized, 68,645,000 and 68,438,000 shares issued and outstanding
    at March 31, 2001 and December 31, 2000                                       687              685
   Common stock, Class B, par value $0.01 per share; 250,000,000 shares authorized, no shares issued or outstanding at March 31, 2001
    and December 31, 2000                                                           -                -
   Additional paid in capital                                                 106,892          105,759
   Receivable from stockholders                                               (1,255)          (1,505)
   Accumulated deficit                                                       (58,078)         (48,411)
   Accumulated other comprehensive income                                       9,169            9,169
                                                                         ------------- ----------------
       Total stockholders' equity                                              57,415           65,697
                                                                         ------------- ----------------
       Total liabilities and stockholders' equity                            $447,144         $469,245
                                                                         ------------- ----------------

                The accompanying notes are an integral part of
                          these financial statements.

                                  ChipPAC, Inc
                   Condensed Consolidated Statements of Operations
               (In thousands, except for share and per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                March 31,            March 31,
                                                                  2001                  2000
                                                            ------------------   -------------------
Revenue                                                              $ 89,859              $ 97,469
Cost of revenue                                                        78,138                77,044
                                                            ------------------   -------------------

Gross profit                                                           11,721                20,425

Operating expenses:
   Selling, general and administrative                                 12,244                 7,099
   Research and development                                             3,513                 2,631
                                                            ------------------   -------------------
                                                                       15,757                 9,730
                                                            ------------------   -------------------

Operating income (loss)                                               (4,036)                10,695
Non-operating (income) expense:
   Interest expense                                                     8,832                 8,764
   Interest income                                                      (148)                 (238)
   Foreign currency gains                                               (441)                 (399)
   Other income, net                                                    (196)                 (134)
                                                            ------------------   -------------------
Non-operating expense                                                   8,047                 7,993
                                                            ------------------   -------------------

Income (loss) before income taxes                                    (12,083)                 2,702
Provision for (benefit from) income taxes                             (2,416)                   542
                                                            ------------------   -------------------
Net income (loss)                                                     (9,667)                 2,160
                                                            ------------------   -------------------
   Accretion of dividends on mandatorily redeemable
      preferred stock                                                       -               (2,559)
   Accretion of recorded value of the Intel warrant                         -                 (156)
                                                            ------------------   -------------------

Net loss available to common stockholders                   $         (9,667)    $            (555)
                                                            ------------------   -------------------

Net loss per share available to common stockholders
   Basic                                                    $         (0.14)      $          (0.01)
   Diluted                                                  $         (0.14)      $          (0.01)

Weighted average shares used in per share calculation:
   Basic                                                             68,588                 57,502
   Diluted                                                           68,588                 57,502

                The accompanying notes are an integral part of
                          these financial statements.

                                 ChipPAC, Inc.
              Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                      2001                 2000
                                                                            --------------------   ------------------
Cash flows from operating activities:
   Net income (loss)                                                                   $ (9,667)            $ 2,160
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Depreciation and amortization                                                    14,037               8,515
        Debt issue amortization                                                             465                 376
        Foreign currency gains                                                            (441)               (399)
        (Gain) loss on sale of equipment                                                     75               (132)
        Changes in assets and liabilities:
           Accounts receivable                                                           10,383               6,461
           Inventories                                                                    1,691               2,196
           Prepaid expenses and other assets                                            (3,249)             (4,338)
           Other assets                                                                 (3,245)                   -
           Accounts payable                                                            (18,580)            (16,989)
           Accrued expenses and other current liabilities                               (6,574)             (8,652)
           Other long-term liabilities                                                    (227)               1,020
                                                                            -------------------- -------------------
              Net cash used in operating activities                                    (15,332)             (9,782)
                                                                            -------------------- -------------------

Cash flows used in investing activities:
   Acquisition of property and equipment                                                (9,443)            (11,042)
   Proceeds from sale of equipment                                                          61                 154
                                                                            -------------------- -------------------
              Net cash used in investing activities                                     (9,382)            (10,888)
                                                                            -------------------- -------------------

Cash flows provided by financing activities:
   Advances (to) from affiliates                                                            250                (350)
   Net Proceeds from short-term loans                                                    12,200               7,500
   Repayment of long-term debt                                                             (200)                  -
   Net proceeds from common stock issuance                                                1,138                 599
                                                                            -------------------- -------------------
              Net cash provided by financing activities                                  13,388               7,749
                                                                            -------------------- -------------------
Effect on cash from changes in exchange rates                                                 -                 342

Net decrease in cash                                                                    (11,326)            (12,579)

Cash and cash equivalents at beginning of period                                         18,850              32,117
                                                                            -------------------- -------------------

Cash and cash equivalents at end of period                                              $ 7,524            $ 19,538
                                                                            ==================== ===================

                The accompanying notes are an integral part of
                          these financial statements.

                                  ChipPAC, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 2001
                                   (Unaudited)

Note 1: Interim Statements

     In the opinion of management of ChipPAC, Inc. ("ChipPAC" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2000 included in ChipPAC's 2000 Annual Report.

     The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year which ends on December 31, 2001.

Basis of Presentation

     Prior to August 5, 1999, the Company represented the combination of four business units of Hyundai Electronics Industries Co., Ltd. (currently Hynix Semiconductor, Inc.) ("HEI"), which operated collectively as HEI's worldwide packaging and testing operations. These four business units historically consisted of the Assembly and Test Division of HEI, Hyundai Electronics Co. (Shanghai) Ltd. ("HECS"), and the Assembly and Test Division of Hyundai Electronics America ("HEA"), a majority owned subsidiary of HEI. Sales and marketing services were primarily performed by the Assembly and Test Division of HEA, and packaging and testing services were performed by HECS and the Assembly and Test Division of HEI. Also included was ChipPAC,Inc. (CPI), which was owned by HEA.

     On August 5, 1999, affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital Ltd., which we refer to collectively as the "Equity Investors", and management acquired a controlling interest in the Company from Hyundai Electronics and Hyundai Electronics America, through a series of transactions, including a merger into ChipPAC, Inc. of a special purpose corporation organized by the Equity Investors. The merger was structured to be accounted for as a recapitalization.

     The financial statements for the periods subsequent to the recapitalization have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPac, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances have been eliminated on consolidation.


Note 2: Recent Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company was required to adopt SFAS 133 in the first quarter of its fiscal year 2001 and the impact of SFAS 133 had no material effect on its financial opinion or results of operations.



Note 3: Selected Balance Sheet Accounts

      The components of inventories are as follows (in thousands):


                                                     March 31,          December 31,
                                                       2001                2000
                                                     -------             -------
Raw materials ..........................             $14,726             $16,935
Work in process ........................               3,085               2,935
Finished goods .........................               1,747               1,380
                                                     -------             -------
                                                     $19,558             $21,250
                                                     =======             =======


      Accrued expenses and other liabilities are comprised of the following (in thousands):


                                                       March 31,       December 31,
                                                          2001             2000
                                                        -------          -------
Payroll and related items ....................          $14,914          $12,556
Interest payable .............................            5,814            8,768
Customer rebate ..............................               15            3,613
Deferred taxes ...............................            4,142            4,142
Streamlining and restructuring reserve .......            2,184                -
Warranty and other expenses ..................           11,102           14,820
                                                        -------          -------
                                                        $38,171          $43,899
                                                        =======          =======

     A total of $3.0 million has been recorded as a result of the streamlining and restructuring activities, of which $0.8 million has been paid as of March 31, 2001, leaving a reserve of $2.2 million for actions planned for the remainder of the year 2001. Two hundred employees will be terminated for an estimated cost of $1.3 million, and employees will be furloughed for an estimated cost of $0.9 million.


Note 4: Proforma Disclosure Relating to the Acquisition of Malaysian Business:

     The results of operations of the Malaysian business have been included with those of the Company for periods subsequent to the date of acquisition. Set forth below is the unaudited pro forma combined summary of operations of the Company for the three months ended March 31, 2000, (in thousands, except for per share amounts).

                                                                      March 31,
                                                                        2000
                                                               --------------------
Net sales                                                              $120,392
Net income                                                                2,820

Basic and diluted earnings per share                                   $   0.05

Shares used in per share calculation:
   Basic                                                                 57,502
                                                                         ------
   Diluted                                                               60,056
                                                                         ------

Note 5: Earnings per share

     Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of convertible securities. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

Three months ended March 31, 2001 and 2000:


                                                 March 31, 2001              March 31, 2000
                                        ------------------------------   --------------------
              Net Loss                                  Net Loss
           Available to                 Per-Share     Available to                 Per-Share
         Common Stockholders  Shares    Amount     Common Stockholders    Shares     Amount
         -------------------  --------  --------   -------------------   --------   ---------
                                       (In thousands, except per share amounts)

Basic EPS:        $(9,667)     68,588     $(0.14)        $(555)          57,502      $(0.01)
Diluted EPS       $(9,667)     68,588     $(0.14)        $(555)          57,502      $(0.01)


      All stock options were excluded from diluted earning per share since their effect would be antidilutive. At March 31, 2001 and 2000, stock options outstanding were 5,099,835 and 1,207,732, respectively.

Note 6: Supplemental Condensed Consolidating Financial Statements of Guarantor/Non-Guarantor Entities

      In connection with the recapitalization, ChipPAC International Company Limited, (CP Int'l), issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. ("CPI") and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited ("CPK"), ChipPAC Malaysia Sdn. Bhd. ("CPM"), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the "Guarantor Subsidiaries"). All guarantor subsidiaries are wholly-owned direct or indirect subsidiaries of ChipPAC, Inc. ChipPAC Shanghai Limited ("CPS") and ChipPAC Electronic Technology Ltd. ("CETS") (collectively the Chinese entities), will not provide guarantees (the "Non-Guarantor Subsidiaries"). The following is consolidated and combining financial information for CP Int'l, CPI, and CPK, CPS, CETS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries. ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management Hungary Limited Liability Company were formed by Hyundai in 1999, CPM was acquired in 2000, these entities have no historical operating results or balances for the year ended December 31, 1998. As a result, it is not possible to include these entities in the supplemental financial statements for these periods. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented herein because management has determined that they are not material to investors. Financial information for ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management have not been presented as these entities have no historical financial results and future transactions will primarily consist of inter-company transactions. The following HECS financial statements in the condensed combining financial statements include the accounts of CATS.

                                  ChipPAC, Inc.

              SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                 March 31, 2001
                                 (In thousands)
                                  (Unaudited)


                             Parent                           Non-
                            Guarantor   Issuer              Guarantor
                            ---------  --------    Other    ---------
                               CPI     CP Int'l  Guarantors    CPS    Eliminations Consolidated
                            ---------  --------  ---------- --------- ------------ ------------
Assets
 Current assets:
   Cash and cash
    equivalents                  815         26      3,635     3,048         --         7,524
   Intercompany accounts
    receivable                12,341     21,268     26,978    10,906     (71,493)         --
   Accounts receivable
    from customers                31        --      35,490        --         --        35,521
   Inventory                     --         --      15,862     3,696         --        19,558
   Prepaid expenses and
    other current
    assets                       397        --       6,665       820         --         7,882
                            --------   --------   --------  --------   ---------     --------
               Total current
                assets        13,584     21,294     88,630    18,470     (71,493)      70,485
  Property, and equipment,
     net                       2,165        --     238,082    95,776         --       336,023
  Intercompany loans
   receivable                    --     323,500        --         --    (323,500)         --
  Investment in
   subsidiaries              179,132     35,178        --         --    (214,310)         --
  Other assets                 3,555     11,209     25,489       383          --       40,636
                            --------   --------   --------  --------   ---------     --------
                Total
                 assets      198,436    391,181    352,201   114,629    (609,303)     447,144
                            --------   --------   --------  --------   ---------     --------

 Liabilities and Stockholders' Equity
 Current liabilities:
   Intercompany accounts
    payable                      --       2,488     40,546    28,459     (71,493)         --
   Bank borrowings               --      20,000       --         --          --        20,000
   Accounts payable            2,734        --      25,243     8,106         --        36,083
   Accrued expenses and
    other liabilities          6,582      5,829     19,898     5,862         --        38,171
   Current portion of
    long-term debt               --       9,800        --        --          --         9,800
                            --------   --------   --------   -------   ---------     --------
               Total current
                liabilities    9,316     38,117     85,687    42,427     (71,493)     104,054
   Long-term debt, less
    current portion              --     280,200        --        --          --       280,200
   Intercompany loans
    payable                      --         --     289,500    34,000    (323,500)         --
   Other long-term
    liabilities                  --         --       5,475       --          --         5,475
                            --------   --------   --------   -------   ---------     --------
                Total
                 liabilities   9,316    318,317    380,662    76,427    (394,993)     389,729

 Stockholders' equity:
   Common stock                  687        --         --        --          --           687
   Additional paid in
    capital                  106,892        --         --        --          --       106,892
   Receivable from
    stockholder               (1,255)       --         --        --          --        (1,255)
   Accumulated earning
    (deficit)                 82,796     72,864    (37,166)   37,738    (214,310)     (58,078)
   Accumulated other
    comprehensive income         --         --       8,705       464         --         9,169
                            --------   --------   --------   -------   ---------     --------
   Total stockholders'
     equity                  189,120     72,864    (28,461)   38,202    (214,310)      57,415
         Total liabilities
         and stockholders'
         equity              198,436    391,181    352,201   114,629    (608,303)     447,144
                            --------   --------   --------   -------   ---------     --------

  The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.
         SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31, 2001
                                (In thousands)
                                  (Unaudited)


                          Parent                           Non-
                         Guarantor   Issuer              Guarantor
                         ---------  --------    Other    ---------
                            CPI     CP Int'l  Guarantors    CPS    Eliminations Consolidated
                         ---------  --------  ---------- --------- ------------ ------------
Revenue:
Intercompany revenue       7,408       --          --    13,783      (21,191)        --
  Customer revenue                      --       89,859      --           --       89,859
                          -------   -------    --------   ------     --------     -------
  Revenue                   7,408       --       89,859   13,783      (21,191)     89,859
Cost of revenue               --        --       78,954   12,968      (13,783)     78,139
                          -------   -------    --------   ------     --------     -------
Gross profit                7,408       --       10,905      815       (7,408)     11,720

Operating expenses:
  Selling, general &
   administrative           5,893       --       12,683    1,075       (7,408)     12,243
  Research &
   development              1,271       --        2,242      --           --        3,513
                          -------   -------    ---------  ------     --------     -------
                            7,164       --       14,925    1,075       (7,048)     15,756
                          -------   -------    ---------  ------     --------     -------
Operating income (loss)       244       --       (4,021)    (260)         --       (4,036)
Non-operating Income
(expense):
  Interest income              12     7,604         100       62       (7,630)        148
  Interest expense            --     (8,829)     (6,797)    (860)       7,654      (8,832)
  Income (loss) from
   investment in
   subsidiaries            (9,851)      956          --      --         8,895         --
  Other income
   (expense), net              (8)      --          559      115          (29)        637
                          -------   -------    --------   ------     --------     -------
  Non-operating income
  (expense)                (9,847)     (269)     (6,138)    (683)       8,890      (8,047)
                          -------   -------    --------   ------     --------     -------
Income (loss) before
 income taxes and
 extraordinary item        (9,603)     (269)    (10,159)    (943)       8,890     (12,083)
Provision for
 (benefit from)
 income taxes                  64        81      (2,561)      --          --       (2,416)
                          -------   -------    --------   ------     --------     -------
Net Income (loss)          (9,667)     (350)     (7,598)    (943)       8,890      (9,667)
                          -------   -------    --------   ------     --------     -------

  The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31, 2001
                                 (In thousands)
                                  (Unaudited)


                                            Parent                           Non-
                                           Guarantor  Issuer               Guarantor
                                           --------- ---------     Other   ---------
                                               CPI    CP Int'l  Guarantors   China    Eliminations Consolidated
                                           --------- ---------  ---------- ---------  ------------ ------------
Cash flows from
 operating activities:
 Net income (loss)                          $ (9,667)   (350)   $ (7,597)  $ (943)    $ 8,890      (9,667)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                 492      --      11,376    2,169         --       14,037
   Debt issue amortization                       --      465         --       --          --          465
   Foreign currency (gains) losses               --       --        (441)     --          --         (441)
   (Gain) loss on sale of equipment              --       --          75      --          --           75
   Changes in assets and
    liabilities:
     Intercompany accounts receivable         (2,316) (7,996)    (30,424)  (2,602)     43,338          --
     Accounts receivable                          14      --      10,349       20          --      10,383
     Inventories                                 --       --       2,009     (318)         --      (1,691)
     Prepaid expenses and other current
      assets                                      10      --      (5,437)   2,178          --      (3,249)
     Other long-term assets                     (233)     --      (2,805)    (207)         --      (3,245)
     Intercompany accounts payable               --    2,489      38,385    2,459     (43,333)         --
     Accounts payable                          1,725      --     (22,010)   1,705         --      (18,580)
     Accrued expenses and other current
      liabilities                                237  (2,952)     (4,335)     476         --       (6,574)
     Other long-term liabilities                --       --         (227)      --         --         (227)
                                             -------  -------    -------   ------     -------      -------
      Net cash provided (used in)
       operating activities                   (9,738) (8,344)    (11,082)    4,937      8,895       (15,332)
                                             -------  -------    -------    ------     -------      -------
Cash flows used in investing activities:
  Acquisition of property and
   equipment                                   (867)     --       (2,628)   (5,948)        --        (9,443)
  Proceeds  from sale of equipment              --       --           61       --          --            61
  Investment in subsidiaries                  9,851    (956)          --       --       (8,895)         --
                                            -------  -------     -------    ------     -------      -------
      Net cash used in investing
       activities                             8,984    (956)      (2,567)   (5,948)     (8,896)      (9,382)
                                            -------  -------     -------    ------     -------      -------
Cash flows provided by financing
 activities:
  Advances (to) from affiliates                 250      --           --       --           --          250
  Net Proceeds from short-term losses                12,200           --       --           --       12,200
  Repayment of long-term debt
   and capital losses                           --     (200)          --       --           --         (200)
  Net proceeds from common stock issuance.    1,138      --           --       --           --        1,138
  Contributions to (withdrawals from) paid
   in capital                                   --       --           --       --           --           --
                                            -------  -------     -------    ------     -------      -------
      Net cash provided by (used in)
       financing activities                   1,388   12,000          --       --           --       13,338
                                            -------  -------     -------    ------     -------      -------
Net increase (decrease) in cash                 634    2,700     (13,649)   (1,011)        --       (11,326)

Cash and cash equivalents at
 beginning of year                              181  (2,674)      17,284     4,059         --        18,850
                                             ------- -------     -------    ------     -------      -------
Cash and cash equivalents at
 end of year                                $   815  $   26      $ 3,635    $3,048     $   --       $7,524
                                            =======  =======     =======    ======     =======      =======


   The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.
              SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

                               December 31, 2000
                                (In thousands)
                                  (Unaudited)


                                                              Parent                                Non-
                                                            Guarantor     Issuer       Other     Guarantor
                                                               CPI       CP Int'l   Guarantors     China
                                                           -----------  ----------  -----------  ---------

Assets
 Current assets:
  Cash and cash equivalents                                 $     181    $ (2,674)  $   17,284   $   4,059
  Intercompany accounts receivable                              8,062      13,275           --          --
  Accounts receivable                                              45          --       45,839          20
  Inventory                                                        --          --       17,872       3,378
  Prepaid Expenses and other current assets                       407          --        3,315       2,998
                                                            ---------    --------   ----------   ---------
   Total current assets                                         8,695      10,601       84,310      10,455
  Property and Equipment, net                                   3,752          --      239,002      91,979
  Intercompany loans receivable                                    --     323,500           --          --
  Investment in subsidiaries                                  188,987      34,222           --          --
  Other Assets                                                  3,322      11,673       26,617         176
                                                            ---------    --------   ----------   ---------
                Total assets                                $ 204,756    $379,996   $  349,929   $ 102,610
                                                            =========    ========   ==========   =========
Liabilities and Equity (Deficit)
 Current liabilities:
  Intercompany accounts payable                            $       --   $      --   $    2,161   $  19,176
  Accounts payable                                              1,009          --       47,253       6,401
  Accrued expense and other Liabilities                         6,345       8,782       23,386       5,386
  Short-term debt                                                  --       7,800           --          --
  Current portion of long-term debt                                --       6,800           --          --
                                                            ---------    --------   ----------   ---------
   Total current liabilities                                    7,354      23,382       72,800      30,963
  Long-term debt, less current portion                             --     283,400           --          --
  Intercompany loans payable                                       --          --      289,500      34,000
  Other long term liabilities                                      --          --        6,986          --
                                                            ---------    --------   ----------   ---------
                Total liabilities                               7,354     306,782      369,286      64,963
                                                            =========    ========   ==========   =========
 Stockholders' equity (deficit):
  Common Stock                                                    685          --           --          --
  Warrants                                                      1,250          --           --          --
  Additional Paid in Capital                                  104,509          --           --          --
  Receivable from stockholders                                 (1,505)         --           --          --
  Currency translation gain (loss)                                 --          --        8,704         465
  Accumulated Earning (deficit)                                92,463      73,214      (28,061)     37,182
                                                            ---------    --------   ----------   ---------
  Stockholders' equity (deficit)                              197,402      73,214      (19,357)     37,647
                                                            =========    ========   ==========   =========
                Total liabilities and
                 stockholders' equity (deficit)             $ 204,756    $379,996   $  349,929   $ 102,610
                                                            =========    ========   ==========   =========

                                                          Eliminations Consolidated
                                                          ------------ ------------
Assets
 Current assets:
  Cash and marketable securities                           $       --    $ 18,850
  Intercompany accounts receivable                            (21,337)         --
  Accounts receivable from Customers                               --      45,904
  Inventory                                                        --      21,250
  Prepaid Expenses & other current assets                          --       6,720
                                                            ---------    --------
                Total current assets                          (21,337)     92,724
  Plant, Property & Equipment , net                                --     334,733
  Intercompany loans receivable                              (323,500)         --
  Investment in subsidiaries                                 (223,209)         --
  Other Assets                                                     --      41,788
                                                            ---------    --------
                Total assets                                $(568,046)   $469,245
                                                            =========    ========
Liabilities and Equity
 Current liabilities:
  Intercompany accounts payable                             $ (21,337)  $      --
  Bank borrowings                                                  --       7,800
  Accounts payable                                                 --      54,663
  Accrued expense and other Liabilities                            --      43,899
  Current portion of long-term debt                                --       6,800
                                                            ---------    --------
                Total current liabilities                     (21,337)    113,162
  Long-term debt, less current portion                             --     283,400
  Intercompany loans payable                                 (323,500)         --
  Other long term liabilities                                      --       6,986
                                                            ---------    --------
                Total liabilities                            (344,837)    403,548
                                                            =========    ========
 Stockholders' equity:
  Common Stock                                                     --         685
  Warrants                                                         --       1,250
  Additional Paid in Capital                                       --     104,509
  Receivable from stockholders                                     --      (1,505)
  Currency translation gain (loss)                                 --       9,169
  Accumulated Earning (deficit)                              (223,209)    (48,411)
                                                            ---------    --------
  Stockholders' equity (deficit)                             (223,209)     65,697
                                                            =========    ========
                Total liabilities and
                 stockholders' equity (deficit)             $(568,046)   $469,245
                                                            =========    ========

   The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 2000
                                 (In thousands)
                                  (Unaudited)

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

                                  ChipPAC, Inc.

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31, 2000
                                 (In thousands)
                                  (Unaudited)


                          Parent                          Non-
                         Guarantor  Issuer              Guarantor
                         --------- --------    Other    ---------
                            CPI    CP Int'l  Guarantors    CPS    Eliminations Consolidated
                         --------- --------  ---------- --------- ------------ ------------
Cash flows from
 operating activities:
 Net Income.............  $   237  $  (192)   $ 4,928    $  (81)    $(2,732)     $ 2,160
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities
  Depreciation and
   amortization.........      450      --       6,374     1,691         --         8,515
  Debt issuance
   amortization..........     --       376         --       --          --           376
  Foreign currency
   (gains) losses.......      --       --        (399)      --          --          (399)
  (Gain) loss on
   external sales of
   equipment............      --       --        (132)      --          --          (132)
  Equity income from
   investment in
   subsidiaries.........      461     (892)    (4,224)      --        4,655          --
 Changes in assets and
  liabilities:
  Intercompany accounts
   receivable...........    2,091   (3,056)     7,863       663      (7,561)         --
  Accounts receivable...       (7)     --       6,470        (2)        --         6,461
  Inventories...........      --       --       4,356    (2,160)        --         2,196
  Prepaid expenses and
   other assets.........     (376)      58     (4,108)       88         --        (4,338)
  Intercompany accounts
   payable..............      858      --      (3,331)   (5,088)      7,561          --
  Accounts payable......     (382)     --     (18,388)    1,781         --       (16,989)
  Accrued expenses &
   other liabilities....     (559)  (5,697)    (1,289)      816      (1,923)      (8,652)
  Other long-term
   liabilities..........      --       --       1,020       --          --         1,020
                          -------  -------    -------    ------     -------      -------
  Net cash provided by
   operating
   activities...........    2,773   (9,403)      (860)   (2,292)        --        (9,782)
                          -------  -------    -------    ------     -------      -------
Cash flows used in
 investing activities:
  Acquisition of
   property and
   equipment............   (1,061)     --      (7,383)   (2,598)        --       (11,042)
  Proceeds, external
   equipment sales......      --       --         (48)      202         --           154
  Investment in
   subsidiaries.........     (438)     --      (3,000)      --        3,438          --
                          -------  -------    -------    ------     -------      -------
  Net cash used in
   investing
   activities...........   (1,499)     --     (10,431)   (2,396)      3,438      (10,888)
                          -------  -------    -------    ------     -------      -------
Cash flows provided by
 financing activities:
  Loans & advances with
   affiliates...........     (350)     --         --        --          --          (350)
  Net proceeds from short-
   term loans...........      --     7,500        --        --          --         7,500
  Net proceeds from
   long-term loans......      --      (502)       502       --          --           --
  Intercompany capital
   contributions........      --       354         84       --         (438)         --
  Net proceeds from
   common stock
   issuance.............      599      --         --        --         (599)         --
  Net proceeds from sale
   of stock to
   management...........      --       --         --        --          599          599
  Contributions
   (withdrawals) of
   capital..............      --       --         --      3,000      (3,000)         --
                          -------  -------    -------    ------     -------      -------
  Net cash provided by
   financing
   activities...........      249    7,352        586     3,000      (3,438)       7,749
                          -------  -------    -------    ------     -------      -------
Effect from changes in
 exchange rates.........      --       --         337         5         --           342
                          -------  -------    -------    ------     -------      -------
Net increase (decrease)
 in cash................    1,523   (2,051)   (10,368)   (1,683)        --       (12,579)
Cash and equivalents at
 beginning of period....    1,007    3,474     22,273     5,363         --        32,117
                          -------  -------    -------    ------     -------      -------
Cash and equivalents at
 end of period..........  $ 2,530  $ 1,423    $11,905    $3,680     $   --       $19,538
                          =======  =======    =======    ======     =======      =======


   The accompanying notes are an integral part of these financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     All references are to ChipPAC's fiscal quarter ended March 31, 2001 and March 31, 2000, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy, sales of new products and services, cost-cutting measures and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified in Exhibit 99.1 filed with our annual report on Form 10-K for the period ended December 31, 2000 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed us to experience relatively good performance in industry downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delay of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000:

     Revenue: Net revenues in the three months ended March 31, 2001 decreased 7.8% to $89.9 million from $97.5 million in the three months ended March 31, 2000. Increases in power packaging were offset by large decreases in our computing and communications end markets. The decreases appear to be end market demand driven and were caused by a drop in demand and excess inventories held by our customers and their end users.

     Gross Profit: Gross profit was $11.7 million for the three months ended March 31, 2001 compared to $20.4 million for the same period in 2000. The majority of the decrease was caused by soft demand leading to lower capacity utilization and lower average selling prices in the three months ended March 31, 2001 compared to the same period in 2000. Capacity utilization was approximately 50% and 75% for the three month periods ended March 31 2001 and 2000, respectively. Although reductions in work force, furloughs, and other cost saving methods were implemented in the three months ended March 31, 2001, they were not sufficient to offset the decline in revenue and our labor expenses were less efficient in the three months ended March 31, 2001 compared to the same period in 2000. Gross profit also was reduced by approximately $0.5 million in the three months ended March 31, 2001 as a result of a lower of cost or market charge for certain raw materials. There was no similar charge in the same period in 2000.

     Selling, General, and Administrative: Selling, general, and administrative expenses increased 72.5% to $12.2 million in the three months ended March 31, 2001 compared to the same period in 2000. Two items primarily caused this increase. The first was approximately $3.0 million in one time reduction-in-force and furlough costs that occurred in the three months ended March 31, 2001 or are anticipated to occur later in 2001. There were no comparable costs in the same period in 2000. In addition, in the second half of 2000 we hired new personnel at the management level to accommodate both our expanded operations and our transition to a public company. As a result, we incurred additional expenses associated with hiring in the areas of administration, sales, and marketing. This level of expense did not occur in the quarter ended March
31, 2000.

     Research and Development: Research and development expenses increased 33.5% to $3.5 million in the three months ended March 31, 2001 compared to $2.6 million in the three months ended March 31, 2000. This increase is mainly due to expenses for the development of the power packaging technology and process that did not occur in the same period in 2000.

     Interest and Other Income/Expense: Interest and other income/expense for the three months ended March 31, 2001 and 2000 was $8.0 million for both periods.

     Income Taxes: Income tax expense (benefit) for the quarters ended March 31, 2001 and 2000, was approximately ($2.4) million and $0.5 million, respectively, for an effective tax rate of 20% for both periods. Concurrently with our recapitalization on August 5, 1999, the company was reorganized and as a result now has operations and earnings in jurisdictions with relatively low income tax rates, or where we enjoy tax holidays or other similar tax benefits. Income tax expense (benefits) are recorded to the extent management believes they will be usable in the future.

     Accretion of Dividends on mandatorily redeemable preferred stock and Recorded Value of the Intel Warrant: Accretion of dividends on mandatorily redeemable preferred stock and the recorded value of Intel Corporation's warrant to purchase our common stock decreased 100% in the three months ended March 31, 2001 compared to $2.7 million in the three months ended March 31, 2000. All of the mandatorily redeemable preferred stock was redeemed or converted to non-dividend bearing common stock in connection with our initial public offering of stock in August 2000. Intel's warrant to purchase our common stock expired without being exercised on February 8, 2001.

     Net Loss Available to Common Stockholders: As a result of the items above, net loss available to common stockholders increased 1,642% to $9.7 million in the three months ended March 31, 2001 compared to a loss of $0.5 million for the three months ended March 31, 2000.

Liquidity and Capital Resources

     At March 31, 2001 we continue to have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. In connection with our June 30, 2000 acquisition of Intersil Corporation's Malaysian business, we obtained the ability to increase our revolving credit line by $25.0 million without further consent from our existing lenders. This additional capacity has not been activated. In addition, borrowings of up to $20.0 million are available for acquiring equipment and making other specified capital expenditures under the capital expenditure line of our senior credit facilities. We may borrow and repay under the capital expenditure line until August 5, 2001. Amounts that we repay under the capital expenditure line after August 5, 2001 will not be available to us as future credit facilities. The final maturity for both these facilities is August 5, 2005.

     Our ongoing primary cash needs are for operations and equipment purchases. As of March 31, 2001, we had borrowings of $20.0 million on our revolving line of credit.

     We have spent $9.4 million on capital expenditures during the three months ended March 31, 2001. We spent $11.0 million in capital expenditures during the three months ended March 31, 2000.

     Under the terms of the agreement relating to our acquisition of the Malaysian business, during the period from June 1, 2000 to June 30, 2003, Intersil will be entitled to receive additional contingent incentive payments based upon the achievement of milestones relating to the transfer of business currently subcontracted by Intersil to a third party. In the event that Intersil were to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate. As of March 31, 2001 we have paid Intersil $1.7 million and accrued $1.5 million of payments under this arrangement.

     As of March 31, 2001, our debt consisted of $310.0 million of borrowings, which was comprised of $20.0 million of revolving loans, $140.0 million in term loans and $150.0 million of senior subordinated notes.

     Our debt instruments require that we meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio and minimum fixed charge coverage ratio. These debt instruments also contain covenants restricting our operations. There were no violations of these covenants through March 31, 2001.

     The weakness in demand expected in 2001 for packaging and test services has and is expected to continue to adversely affect our cash flow from operations. We believe that our existing cash balances, cash flows from operations, available equipment lease financing, available borrowings under our senior credit facilities and the net proceeds from the completed initial public offering and the concurrent private placement will be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the next twelve months. In addition, at present, our customers have much lower than normal visibility into the future. Financial covenants contained in agreements relating to our existing and future debt may not be met, resulting in a default in the event our results of operations do not meet our plans. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of our secured bank facility, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We have no derivative financial instruments. We have long-term debt that carries fixed and variable interest rates. A fluctuation in interest rates of 1% would increase our annual interest charge by approximately $1.6 million. The exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, we negotiated with the large majority of our material and equipment suppliers to denominate purchase transactions in the U.S. Dollars. Second, on October 1, 1999, we changed our functional currency to the U.S. Dollar from the local currencies of the Korean and Chinese subsidiaries.

Factors Affecting Future Results

     For a statement of the factors which may affect our future results, we refer you to the Risk Factors in Exhibit 99.1, filed with our annual report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

     ChipPAC held a special meeting of its stockholders on March 16, 2001.
At this meeting the stockholders voted on three proposals related to our 2000 Equity Incentive Plan.

     At the special meeting our stockholders approved an amendment to our 2000 Equity Incentive Plan to increase the number of shares of common stock that may be issued under the plan from 1,142,963 shares (plus any shares returned to the company as a result of terminated options granted under our 1999 Plan and plus an annual increase of one percent of the company's outstanding shares) to a total of 10,500,000 shares (plus any shares returned to the company as a result of terminated options granted under our 1999 Plan and plus an annual increase of one percent of the company's outstanding shares). Of all shares outstanding, 48,273,875 shares were voted in favor of this proposal, 3,359,229 shares were voted against this proposal, 5,900 shares abstained from voting on this proposal and 8,415,538 shares were broker non-votes.

     Also at the special meeting our stockholders approved an amendment to our 2000 Equity Incentive Plan to increase the number of shares of common stock that may be issued under the plan to each participant in each fiscal year from 266,691 to 700,000 and to increase the number of shares of common stock that may be issued under the plan to a participant upon the beginning of his or her initial relationship with the company from an additional 266,691 to 700,000. Of all shares outstanding, 50,451,388 shares were voted in favor of this proposal, 1,181,656 shares were voted against this proposal, 6,030 shares abstained from voting on this proposal and 8,415,538 shares were broker non-votes.

     Finally, our stockholders approved an amendment to our 2000 Equity Incentive Plan to allow a committee consisting of the Chief Executive Officer, the Chief Financial Officer and the General Counsel to administer the 2000 Plan and grant options to purchase less than 30,000 shares of common stock during any twelve-month period to any participant who is not a director, a reporting person under Section 16 of the Securities Exchange Act of 1934 or a member of the company's executive staff reporting directly to the Chief Executive Officer. Of all shares outstanding, 50,829,311 shares were voted in favor of this proposal, 806,308 shares were voted against this proposal, 3,455 shares abstained from voting on this proposal and 8,415,538 shares were broker non-votes.

Item 5. Other Information

     The table on the next page updates certain information disclosed in our Proxy Statement for our 2001 Annual Meeting of Stockholders regarding the beneficial ownership of our Class A common stock as of April 5, 2001 by:

     . each person or group of affiliated persons who is known by us to beneficially owns five percent or more of our Class A common stock;

     . each director and each of our Named Executives, (the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company as of the end of fiscal 2000) the, "Named Executives"; and

     .  all directors and executive officers as a group.

     The table includes the number of shares and percentage ownership represented by the shares determined to be beneficially owned by a person under the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes: (a) shares of Class A common stock that are subject to options held by that person that are currently exercisable within 60 days of April 5, 2001 and (b) shares of Class A common stock that are subject to repurchase but vest within 60 days of April 5, 2001.

     These shares are deemed outstanding for the purpose of computing the percentage of outstanding shares owned by that person. These shares are not deemed outstanding, however, for the purposes of computing the percentage ownership of any other person.

     Unless otherwise stated, each of the persons named in the table has sole or shared voting and investment power with respect to the securities beneficially owned.

                          Principal Stockholders Table

                                                        Shares Beneficially
                                                              Owned
                                                    --------------------------
                                                                    Percentage
                                                     Number of      of Shares
Name and Address                                      Shares       Outstanding
----------------                                    -----------    -----------
   Principal Stockholders:

Bain Capital Funds(1).............................. 21,387,396         31.2
    c/o Bain Capital, Inc.
    Two Copley Place


    Boston, Massachusetts 02116
Citicorp Venture Capital, Ltd (2).................  18,823,818       27.4
    399 Park Avenue
    New York, NY 10043
Hynex Semiconductor America.......................   4,655,117        6.8
    3101 North First Street
    San Jose, California 95134

Directors and Named Executives:

Dennis P. McKenna.................................     575,230         *
Robert Krakauer...................................     322,989         *
Gregory S. Bronzovic..............................      88,389         *
Robert Bowden.....................................     110,176         *
Marcos Karnezos...................................     100,644         *
Edward Conard(3)..................................  21,387,396       31.2
Michael A. Delaney(4).............................  16,232,725       23.6
David Dominik(5)..................................         --         --
Marshall Haines(6)................................  21,387,396       31.2
Joseph Martin(7)..................................      18,784         *
Chong Sup Park....................................       7,715         *
Paul C. Schorr, IV(8).............................  16,000,243       23.3
All directors and executive officers as a group(14
 persons).........................................  38,854,348       56.6

--------
* Less than one percent.

(1) Includes: (a) 16,303,749 shares of Class A common stock owned by Bain Capital Fund VI, L.P., whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors VI, Inc., a Delaware corporation wholly owned by W. Mitt Romney; (b) 2,181,587 shares of Class A common stock owned by BCIP Associates II, whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney; (c) 398,580 shares of Class A common stock owned by BCIP Associates II-B, whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by
W. Mitt Romney; (d) 757,406 shares of Class A common stock owned by BCIP Trust Associates II, L.P., whose general partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney; (e) 195,878 shares of Class A common stock owned by BCIP Trust Associates II-B, whose general partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney; (f) 847,004 shares of Class A common stock owned by BCIP Associates II-C, whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by
W. Mitt Romney; (g) 54,346 shares of Class A common stock owned by PEP Investments Pty, Ltd., whose controlling persons are Timothy J. Sims, Richard J. Gardell, Simon D. Pillar and Paul J. McCullagh; (h) 465,512 shares of Class A common stock owned by Sankaty High Yield Asset Partners, L.P., whose sole general partner is Sankaty High Yield Asset Investors, LLC, whose managing member is Sankaty High Yield Asset Investors, Ltd., a Bermuda corporation wholly owned by W. Mitt Romney; and (i) 183,334 shares of Class A common stock owned by Bain Capital, L.L.C.

(2) The information concerning shares owned is form a Schedule 13G filed February 20, 2001, filed jointly by Citicorp Venture Capital, Ltd., Citibank, N.A., Citicorp, Citigroup Holdings Company, and

Citigroup, Inc., which have shared voting and shared dispositive powers as to 18,823,818 shares of Class A common stock. Includes 2,823,573 shares of Class A common stock held by an affiliate of Citicorp Venture Capital, Ltd., for which Citicorp Venture Capital, Ltd., disclaims beneficial ownership.

(3) Mr. Conard is a limited partner of Bain Capital Partners VI, L.P., which is the general partner of Bain Capital Fund VI, L.P. In addition, Mr. Conard is a general partner of BCIP Associates II and BCIP Trust Associates II, L.P. In such capacities, Mr. Conard has a pecuniary interest in certain of the shares held by the Bain Capital Funds. Mr. Conard's address is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.

(4) Mr. Delaney is a Managing Director of Citicorp Venture Capital, Ltd. Accordingly, Mr. Delaney may be deemed to beneficially own 16,000,243 of the shares held by Citicorp Venture Capital, Ltd. Mr. Delaney disclaims beneficial ownership of all shares held by Citicorp Venture Capital, Ltd. Mr. Delaney's address is c/o Citicorp Venture Capital, Ltd., 399 Park Avenue, New York, New York 10043.

(5) Mr. Dominik is a Managing Director of Golden Gate Capital and a special limited partner of Bain Capital Partners VI, L.P., which is the general partner of Bain Capital Fund VI, L.P. In addition, Mr. Dominik is a general partner of BCIP Associates II and BCIP Trust Associates II, L.P. In such capacities, Mr. Dominik has a pecuniary interest in certain shares held by the Bain Capital Funds. Mr. Dominik's address is One Embarcadero, Suite 3300, San Francisco, California 94111.

(6) Mr. Haines is a general partner of BCIP Associates II-B, and BCIP Trust Associates II-B and in such capacity has a pecuniary interest in certain shares held by these funds. Mr. Haines' address is c/o Bain Capital, 600 Montgomery Street, 33rd Floor, San Francisco, California 94111.

(7) The shares reported for Mr. Martin are owned by his minor children. Mr. Martin's address is c/o Fairchild Semiconductor Corporation, 82 Running Hill Road, South Portland, Maine 04106.

(8) Mr. Schorr is a Managing Director of Citicorp Venture Capital, Ltd. Accordingly, Mr. Schorr may be deemed to beneficially own 16,000,243 of the shares held by Citicorp Venture Capital, Ltd. Mr. Schorr disclaims beneficial ownership of all shares held by Citicorp Venture Capital, Ltd. Mr. Schorr's address is c/o Citicorp Venture Capital, Ltd., 399 Park Avenue, New York, New York 10043.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number                          Description

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

      10.21.1 Amendment No. 1 to the 2000 Equity Incentive Plan.

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

      10.36 Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

      10.37 Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

      10.38 Form of Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and Bain Capital, Inc.**

      10.39 Amended and Restated Supplemental Agreement No. 4 to the Advisory Agreement, dated as of August 2, 2000 by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and SXI Group LLC.**

      10.40 Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer.***

      10.41 Employment letter agreement, dated as of March 18, 1998 between ChipPAC, Inc. and Gregory Bronzovic.***

      10.42 Employment letter agreement, dated as of April 16, 1999 between ChipPAC, Inc. and Robert Bowden.***

      10.43 Employment letter agreement, dated as of September 2, 1998 between ChipPAC, Inc. and Marcos Karnezos.***

      99.1    Risk Factors.***
-----------------------
 *    Incorporated by reference to the Company's Form S-4 (No. 333-91641).

**    Incorporated by reference to the Company's Form S-1 (No. 333-39428).

*** Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 2000.

 + Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b) Reports on Form 8-K.

     None.

-------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHIPPAC, INC.
                                     (Registrant)

                                                /s/ Robert Krakauer
                                     ------------------------------------------
                                                  ROBERT KRAKAUER
                                     (as Registrant and Chief Financial Officer)

                                               /s/ Michael G. Potter
                                     ------------------------------------------
                                                 MICHAEL G. POTTER
                                                    Controller
                                        (as Principle Accounting Officer)

                                                   May 14, 2001

-------------------------------------------------------------------------------