Form 10-Q
period 2001-06-30
CHIPPAC INC
filed 2001-08-14
CIK 1093779

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                       Commission file number 000-31173

                                 CHIPPAC, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                               77-0463048
   (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

           47400 Kato Road
          Fremont, California                             94538
(Address of Principal Executive Offices)                (Zip Code)

                                (510) 979-8000
              Registrant's Telephone Number, Including Area Code

                              3151 Coronado Drive
                         Santa Clara, California 94538
                               (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X   No
              -

Indicate the number of shares of the issuer's class of common stock, as of the latest practicable date:

            Class                              Outstanding as of August 9, 2001
--------------------------------------------------------------------------------
Class A common stock, $.01 par value                     68,687,063
Class B common stock, $.01 par value                              0

                                 ChipPAC, Inc.


Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements
         Unaudited Condensed Consolidated Balance Sheets.................     3
         Unaudited Condensed Consolidated Statements of Operations.......     4
         Unaudited Condensed Consolidated Statements of Cash Flows.......     5
         Notes to Unaudited Condensed Consolidated Financial Statements..     6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    17
     Item 3. Quantitative and Qualitative Disclosures About Market Risk..    21

Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings...........................................    21
     Item 2. Changes in Securities and Use of Proceeds...................    22
     Item 3. Defaults Upon Senior Securities.............................    22
     Item 4. Submission of Matters to a Vote of Security Holders.........    22
     Item 5. Other Information...........................................    22
     Item 6. Exhibits and Reports on Form 8-K............................    22
     Signatures..........................................................    26

                                 ChipPAC, Inc.
                     Condensed Consolidated Balance Sheets
                   (In thousands, except for share amounts)
                                  (Unaudited)

                                                                                       June 30,         December 31,
                                                                                         2001              2000
                                                                                      ----------        ------------
Assets
Current assets:
    Cash and cash equivalents                                                         $   13,564        $     18,850
    Accounts receivable, less allowance for
      doubtful accounts of $534 and $972                                                  44,641              45,904
    Inventories                                                                           17,292              21,250
    Prepaid expenses and other current assets                                             10,937               6,720
                                                                                      ----------        ------------
        Total current assets                                                              86,434              92,724
Property, plant and equipment, net                                                       340,703             334,733
Other non current assets                                                                  42,960              41,788
                                                                                      ----------        ------------
        Total assets                                                                    $470,097            $469,245
                                                                                      ----------        ------------
Liabilities and Stockholders' Equity
Current liabilities:
    Bank borrowings                                                                   $   10,067        $      7,800
    Accounts payable                                                                      36,486              54,663
    Accrued expenses and other liabilities                                                33,924              43,899
    Current portion of long-term debt                                                          -               6,800
                                                                                      ----------        ------------
        Total current liabilities                                                         80,477             113,162
Long-term debt, less current portion                                                     283,627             283,400
Convertible subordinated note                                                             50,000                   -
Other long-term liabilities                                                                5,819               6,986
                                                                                      ----------        ------------
        Total liabilities                                                                419,923             403,548
                                                                                      ----------        ------------

Stockholders' equity
    Common stock, Class A- par value $0.01 per share; 250,000,000 shares authorized, 68,687,000 and 68,438,000 shares issued and outstanding
     at June 30, 2001 and December 31, 2000, respectively                                    687                 685
    Common stock, Class B- par value $0.01 per share; 250,000,000 shares authorized, no shares issued or outstanding at June 30, 2001
     and December 31, 2000                                                                     -                   -
    Additional paid in capital                                                           107,014             105,759
    Receivable from stockholders                                                          (1,105)             (1,505)
    Accumulated deficit                                                                  (65,591)            (48,411)
    Accumulated other comprehensive income                                                 9,169               9,169
                                                                                      ----------        ------------
        Total stockholders' equity                                                        50,174              65,697
                                                                                      ----------        ------------
        Total liabilities and stockholders' equity                                    $  470,097        $    469,245
                                                                                      ----------        ------------

  The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc
                 Condensed Consolidated Statements of Operations
                 (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended            Six Months Ended
                                                                      June 30,       June 30,      June 30,       June 30,
                                                                        2001           2000          2001          2000
                                                                     ----------     ----------    ----------    ----------
Revenue                                                              $   87,373     $  108,979    $  177,232    $  206,448

Cost of revenue                                                          75,913         82,838       154,051       159,882
                                                                     ----------     ----------    ----------    ----------

Gross profit                                                             11,460         26,141        23,181        46,566
                                                                     ----------     ----------    ----------    ----------
Operating expenses:
    Selling, general and administrative                                   7,480          7,239        19,724        14,338
    Research and development                                              3,837          2,510         7,350         5,141
                                                                     ----------     ----------    ----------    ----------
                                                                         11,317          9,749        27,074        19,479
                                                                     ----------     ----------    ----------    ----------

Operating income (loss)                                                     143         16,392        (3,893)       27,087

Non-operating (income) expenses:
    Interest expense                                                      9,456         10,600        18,288        19,364
    Interest income                                                         (74)          (147)         (222)         (385)
    Foreign currency (gains) losses                                         186           (575)         (255)         (974)
    Other (income)  expenses, net                                           (33)          (524)         (229)         (658)
                                                                     ----------     ----------    ----------    ----------
Non-operating expenses                                                    9,535          9,354        17,582        17,347
                                                                     ----------     ----------    ----------    ----------

Income (loss) before income taxes                                        (9,392)         7,038       (21,475)        9,740
Provision for (benefit from) income taxes                                (1,879)         1,406        (4,295)        1,948
                                                                     ----------     ----------    ----------    ----------
Net income (loss)                                                        (7,513)         5,632      ( 17,180)        7,792
    Accretion of dividends on mandatorily redeemable
      preferred stock                                                         -         (2,664)            -        (5,223)
    Accretion of recorded value of the Intel warrant                          -           (156)            -          (312)
                                                                     ----------     ----------    ----------    ----------
Net income (loss) available to common stockholders                   $   (7,513)    $    2,812    $  (17,180)   $    2,257
                                                                     ----------     ----------    ----------    ----------

Net income (loss) per share available to common stockholders
    Basic                                                            $    (0.11)    $     0.06    $    (0.25)   $     0.05
    Diluted                                                          $    (0.11)    $     0.05    $    (0.25)   $     0.04


Weighted average shares used in per share calculation:
    Basic                                                                68,605         49,753        68,626        49,516
    Diluted                                                              68,605         53,703        68,626        53,456

  The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                             For the Six Months Ended
                                                                                      June 30,
                                                                             2001                  2000
                                                                         -----------            ----------
Cash flows from operating activities:
    Net income (loss)                                                    $   (17,180)           $    7,792
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                         28,880                18,345
        Debt issue amortization                                                  942                     -
        Foreign currency (gains) losses                                            -                  (636)
        Loss on sale of equipment                                                 53                    44
        Changes in assets and liabilities:
           Accounts receivable                                                 1,263               (13,092)
           Inventories                                                         3,958                   728
           Prepaid expenses and other assets                                  (4,217)               (5,280)
           Other non-current assets                                             (310)                    -
           Accounts payable                                                  (18,177)               (6,694)
           Accrued expenses and other current liabilities                    (17,069)                  401
           Other long-term liabilities                                        (1,167)                1,856
                                                                         -----------            ----------
             Net cash provided by (used in) operating activities             (23,024)                3,464
                                                                         -----------            ----------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                             (25,868)              (36,378)
    Proceeds from sale of equipment                                              476                15,018
    Malaysian acquisition, net of cash and cash equivalents                        -               (54,849)
                                                                         -----------            ----------
             Net cash used in investing activities                           (25,392)              (76,209)
                                                                         -----------            ----------

Cash flows from financing activities:
    Advances (to) from affiliates                                                400                  (225)
    Net proceeds (repayments) from short-term loans                           (4,533)               69,211
    Repayment of long-term debt                                              (14,773)               (1,400)
    Net proceeds from debt offering                                           60,779                     -
    Net proceeds from issuance of common stock                                 1,257                   583
                                                                         -----------            ----------
             Net cash provided by financing activities                        43,130                68,169
                                                                         -----------            ----------
Net decrease in cash                                                          (5,286)               (4,576)

Cash and cash equivalents at beginning of period                              18,850                32,117
                                                                         -----------            ----------

Cash and cash equivalents at end of period                               $    13,564            $   27,541
                                                                         ===========            ==========

  The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended June 30, 2001
                                  (Unaudited)


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

     The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year which ends on December 31, 2001. The interim period ended on July 1st, 2001, the Sunday nearest June 30th. For presentation purposes, the interim financial statements and accompanying notes refer to our interim period ending as of June 30, 2001.

Basis of Presentation


     The financial statements have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances have been eliminated on consolidation.


Note 2: Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company was required to adopt SFAS 133 in the first quarter of its fiscal year 2001 and the impact of SFAS 133 had no material effect on its financial statements.

     In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interest method of accounting is no longer allowed. SFAS No. 142 requires that goodwill and other intangible assets will no longer be amortized but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. The Company expects that the adoption of SFAS No.141 and 142 on January 1, 2002, will not have a material effect on its financial statements.


Note 3: Selected Balance Sheet Accounts

     The components of inventories are as follows (in thousands):


                                                  June 30,          December 31,
                                                    2001               2000
                                                  --------           --------

Raw materials ..........................          $ 12,722           $ 16,935
Work in process ........................             2,395              2,935
Finished goods .........................             2,175              1,380
                                                  --------           --------
                                                  $ 17,292           $ 21,250
                                                  ========           ========



     Accrued expenses and other liabilities are comprised of the following (in thousands):

                                                     June 30,       December 31,
                                                       2001             2000
                                                     --------         --------

Payroll and related items ....................       $ 11,963         $ 12,556
Interest payable .............................         11,579            8,768
Customer rebate ..............................             15            3,613
Deferred taxes ...............................          4,882            4,142
Streamlining and restructuring accrual .......          1,026                -
Warranty and other expenses ..................          4,459           14,820
                                                     --------         --------
                                                     $ 33,924         $ 43,899
                                                     ========         ========

     In the three months ended June 30, 2001, there was approximately
$1.2 million of severance and restructuring expense at our Korean and United States headquarters sites that was applied against existing accruals. Our workforce was reduced by 276 employees as a result of these programs and approximately 300 were furloughed during the period. We expect the remainder of the accrual, $1.0 million, to be consumed during the three months ended September 30, 2001.

Note 4: Convertible Subordinated Notes

     In June 2001, the Company issued $50.0 million of 8.00 percent Convertible Subordinated Notes due 2011, (the "Convertible Notes"), along with ChipPAC International Company Limited's (a wholly owned subsidiary) issuance of $15.0 million of 12.75 percent Senior Subordinated Notes due 2009, (the "Senior Subordinated Notes"), in a private placement. The holders of the Convertible Notes may convert the Convertible Notes into shares of Class A common stock at any time prior to the maturity date, unless previously redeemed or purchased, at a conversion price of $9.96 per share, subject to adjustment in certain circumstances. The Convertible Notes are currently convertible into 5,020,080 shares of Class A common stock. Interest on the Convertible Notes is payable on June 15 and December 15 of each year, beginning December 15, 2001 and will end on June 15, 2011, unless earlier redeemed. The Company may redeem any portion of the Convertible Notes at any time prior to June 15, 2004, upon at least 20 and not more than 60 days notice to the holders of the notes, at a redemption price equal to $1,000 per Convertible Note plus accrued and unpaid interest to the redemption date subject to adjustment in certain circumstances and provided that the Company's stock is consistently trading above a certain price and that the resales of the Convertible Notes will be registered under the Securities Act of 1933, as amended. The Company may, at its option, redeem the Convertible Notes on or after June 15, 2004, in whole or in part, upon at least 20 days and not more than 60 days notice to the holders of the notes, at redemption prices expressed as percentages of the principal amount ranging from 104.00 percent for the period June 15, 2004 to June 14, 2005 and reducing by 0.67 percent each subsequent period to 100.00 percent beginning June 15, 2010 and thereafter.

Note 5: Pro Forma Disclosure Relating to the Acquisition of Malaysian Business

     The results of operations of the Malaysian business, acquired in June 2000, have been included with those of the Company for periods subsequent to the date of acquisition. Set forth below is the unaudited pro forma combined summary of operations of the Company for the six months ended June 30, 2000, (in thousands, except for per share amounts).

                                                          Six months
                                                             ended
                                                            June 30,
                                                             2000
                                                          ----------
Net sales                                                 $  277,658
Net income                                                    11,534

Earnings per share
   Basic                                                        0.23
                                                          ==========
   Diluted                                                      0.22
                                                          ==========

Shares used in per share calculation:
   Basic                                                      49,516
                                                          ==========
   Diluted                                                    53,456
                                                          ==========

Note 6: Earnings per Share

     Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income(loss) available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of convertible securities. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

Three months ended June 30, 2001 and 2000:

                         June 30, 2001                                    June 30, 2000
                  ---------------------------                          --------------------

              Net Loss                               Net Income
           Available to                Per-Share    Available to                  Per-Share
         Common Stockholders  Shares    Amount    Common Stockholders  Shares      Amount
               ---------     --------  ---------      ---------       --------    ---------
                                       (In thousands, except per share amounts)
Basic EPS         $(7,513)          68,605    $(0.11)          $ 2,812           49,753          $ 0.06

Diluted EPS       $(7,513)          68,605    $(0.11)          $ 2,812           53,703          $ 0.05

Six months ended June 30, 2001 and 2000:

                         June 30, 2001                                     June 30, 2000
                  ---------------------------                          --------------------

              Net Loss                               Net Income
           Available to                Per-Share    Available to                  Per-Share
         Common Stockholders  Shares    Amount    Common Stockholders  Shares      Amount
               ---------     --------  ---------      ---------       --------    ---------
                                       (In thousands, except per share amounts)
Basic EPS         $(17,180)         68,626    $(0.25)          $ 2,257           49,516          $ 0.05

Diluted EPS       $(17,180)         68,626    $(0.25)          $ 2,257           53,456          $ 0.04

For the periods ended June 30, 2001, all of the stock options were excluded from diluted earnings per share since their effect would be antidilutive. At June 30, 2001 and 2000, stock options outstanding were 5,029,949 and 1,297,666 respectively.

Note 7: Supplemental Condensed Consolidating Financial Statements of Guarantor/Non-Guarantor Entities

     In connection with the recapitalization, ChipPAC International Company Limited, ("CP Int'l"), issued $150.0 million aggregate principal amount of Senior Subordinated Notes,(which notes have the same terms and are issued under the same indenture as the Senior Subordinated Notes mentioned in Note 4), which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited ("CPK"), ChipPAC Malaysia Sdn. Bhd. ("CPM"), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the "Guarantor Subsidiaries"). All Guarantor Subsidiaries are wholly-owned direct or indirect subsidiaries of ChipPAC, Inc. ChipPAC Shanghai Limited ("CPS") and ChipPAC Electronic Technology Ltd. ("CETS") (collectively the Chinese entities), will not provide guarantees (the "Non-Guarantor Subsidiaries"). The following is consolidating and financial information for CP Int'l, CPI, CPM and CPK, CPS, CETS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented herein because management has determined that they are not material to investors. Financial information for ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management have not been presented as these entities have no historical financial results and future transactions will primarily consist of inter-company transactions.

                                 ChipPAC, Inc.
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                 June 30, 2001
                                (In thousands)
                                  (Unaudited)

                                                              Parent                           Non-
                                                            Guarantor   Issuer       Other   Guarantor
                                                            ---------  ---------             ---------
                                                               CPI     CP Int'l   Guarantors    CPS     Eliminations  Consolidated
                                                            ---------  ---------  ---------- ---------  ------------  ------------
Assets
  Current assets:
     Cash and cash equivalents                              $     898  $      28  $   10,902 $   1,736  $          -  $     13,564
     Intercompany accounts receivable                           6,155     55,699      24,541    13,133       (99,528)            -
     Accounts receivable                                           41          -      44,597         3             -        44,641
     Inventories                                                    -          -      13,378     3,914             -        17,292
     Prepaid expenses and other current assets                    273          -       7,351     3,313             -        10,937
                                                            ---------  ---------  ---------- ---------  ------------  ------------

                           Total current assets                 7,367     55,727     100,769    22,099       (99,528)       86,434
     Property, plant and equipment , net                        5,117          -     238,725    96,861             -       340,703
     Intercompany loans receivable                                  -    323,500           -         -      (323,500)            -
     Investment in subsidiaries                                23,598     36,130      16,298         -       (76,026)            -
     Other non current assets                                   7,067     14,948      20,370       575             -        42,960
                                                            ---------  ---------  ---------- ---------  ------------  ------------

                                   Total assets             $  43,149  $ 430,305  $  376,162 $ 119,535  $   (499,054) $    470,097
                                                            ---------  ---------  ---------- ---------  ------------  ------------


Liabilities and Stockholders' Equity (Deficit)
  Current liabilities:
     Intercompany accounts payable                          $       7  $   3,173  $   70,758 $  25,590  $    (99,528) $          -
     Bank borrowings                                                -     10,067           -         -             -        10,067
     Accounts payable                                           1,693          4      26,141     8,648             -        36,486
     Accrued expense and other liabilities                        444     11,614      15,817     6,049             -        33,924
     Current portion of long-term debt                              -          -           -         -             -             -
                                                            ---------  ---------  ---------- ---------  ------------  ------------

                      Total current liabilities                 2,144     24,858     112,716    40,287       (99,528)       80,477
     Long- term debt, less current portion                          -    283,627           -         -             -       283,627
     Intercompany loans payable                                     -          -     289,500    34,000      (323,500)            -
     Convertible subordinated note                                  -     50,000           -         -             -        50,000
     Other long-term liabilities                                    -          -       5,819         -             -         5,819
                                                            ---------  ---------  ---------- ---------  ------------  ------------

                              Total liabilities                 2,144    358,485     408,035    74,287      (423,028)      419,923

  Stockholders' equity (deficit):
     Common stock                                                 687          -           -         -             -           687
     Additional paid in capital                               107,014          -           -         -             -       107,014
     Receivable from stockholders                              (1,105)         -           -         -             -        (1,105)
     Accumulated earning (deficit)                            (65,591)    71,820     (40,578)   44,784       (76,026)      (65,591)
     Accumulated other comprehensive income                         -          -       8,705       464             -         9,169
                                                            ---------  ---------  ---------- ---------  ------------  ------------

     Total stockholders' equity (deficit)                      41,005     71,820     (31,873)   45,248       (76,026)       50,174
                                                            ---------  ---------  ---------- ---------  ------------  ------------
       Total liabilities and stockholders' equity (deficit) $  43,149  $ 430,305  $  376,162 $ 119,535  $   (499,054) $    470,097
                                                            ---------- ---------  ---------- ---------  ------------  ------------

  The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Six Months Ended June 30, 2001
                                (In thousands)
                                  (Unaudited)

                                                    Parent                                  Non-
                                                   Guarantor     Issuer       Other        Guarantor
                                                  -----------  ----------                 -----------
                                                      CPI       CP Int'l    Guarantors       CPS        Eliminations   Consolidated
                                                  -----------  ----------  ------------   -----------  --------------  -------------
 Revenue
    Intercompany revenue                           $ 13,224     $      -     $        -     $ 27,530     $ (40,754)     $        -
    Customer revenue                                      -            -        177,230            2             -         177,232
                                                  ---------     --------     ----------    ---------     ---------      ----------
    Revenue                                          13,224            -        177,230       27,532       (40,754)        177,232
 Cost of revenue                                          -            -        155,960       25,621       (27,530)        154,051
                                                  ---------     --------     ----------    ---------     ---------      ----------
 Gross profit                                        13,224            -         21,270        1,911       (13,224)         23,181
 Operating expenses:                                                                                                             -
    Selling, general & administrative                10,653           62          7,207        1,802             -          19,724
    Research & development                            2,436            -         18,138            -       (13,224)          7,350
                                                  ---------     --------     ----------    ---------     ---------      ----------
                                                     13,089           62         25,345        1,802       (13,224)         27,074
                                                  ---------     --------     ----------    ---------     ---------      ----------
 Operating income (loss)                                135          (62)        (4,075)         109             -          (3,893)
 Non-operating (income) expense:                                                                                                 -
    Interest expense                                      -       18,238         13,594        1,720       (15,264)         18,288
    Interest income                                     (24)     (15,208)          (191)         (63)       15,264            (222)
    (Income) loss from investment in subsidiaries    17,256       (1,908)             -            -       (15,348)              -
    Foreign currency (gains) loss                         -            -           (223)         (32)            -            (255)
    Other (income) expense, net                         (18)          48           (180)         (79)            -            (229)
                                                  ---------     --------     ----------    ---------     ---------      ----------
    Non-operating expense                            17,214        1,170         13,000        1,546       (15,348)         17,582
                                                  ---------     --------     ----------    ---------     ---------      ----------
 Loss before income taxes                           (17,079)      (1,232)       (17,075)      (1,437)      (15,348)        (21,475)
 Provision for (benefit from) income taxes              101          162         (4,558)           -             -          (4,295)
                                                  ---------     --------     ----------    ---------     ---------      ----------
 Net loss                                         $ (17,180)    $ (1,394)    $  (12,517)   $  (1,437)    $ (15,348)     $  (17,180)
                                                  ---------     --------     ----------    ---------     ---------      ----------

  The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         Six Months Ended June 30,2001
                                (In thousands)
                                  (Unaudited)


                                                                             Parent                                        Non-
                                                                            Guarantor       Issuer          Other       Guarantor
                                                                            ---------       ------                      ---------
                                                                               CPI          CP Int'l      Guarantors       CPS
                                                                            ---------       --------      ----------    ---------
Cash flows from operating activities:
    Net loss                                                                $ (17,180)      $ (1,394)     $  (12,517)   $  (1,437)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                             970              -          23,247        4,663
        Debt issue amortization                                                     -            942               -            -
        Loss on sale of equipment                                                   -              -              53            -
        Changes in assets and liabilities:
           Intercompany accounts receivable                                     1,903        (42,424)        (24,541)     (13,133)
           Accounts receivable                                                      4              -           1,242           17
           Inventories                                                              -              -           4,494         (536)
           Prepaid expenses and other current assets                              134              -          (4,036)        (315)
           Other non current assets                                            (3,745)        (2,413)          6,247         (399)
           Intercompany accounts payable                                            7          3,177           68,597       6,414
           Accounts payable                                                       684              4         (21,112)       2,247
           Accrued expenses and other current liabilities                      (5,901)         2,832         (14,663)         663
           Other long-term liabilities                                              -              -          (1,167)           -
                                                                            -----------------------------------------------------
             Net cash provided by (used in) operating activities              (23,124)       (39,276)         25,844       (1,816)
                                                                            -----------------------------------------------------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                               (2,083)             -         (14,131)      (9,654)
    Proceeds from sale of equipment                                               200              -             130          146
    Investment in subsidiaries                                                 17,256         (1,908)              -            -
                                                                            -----------------------------------------------------
             Net cash provided by (used in) investing activities               15,373         (1,908)        (14,001)      (9,508)
                                                                            -----------------------------------------------------

Cash flows from financing activities:
    Advances (to) from affiliates                                               7,211          2,413         (18,225)       9,001
    Net repayment from short-term loans                                             -         (4,533)              -            -
    Repayment of long-term debt                                                     -        (14,773)              -            -
    Net proceeds from debt issuance                                                 -         60,799               -            -
    Net proceeds from issuance of common stock                                  1,257              -               -            -

                                                                            -----------------------------------------------------
             Net cash provided by (used in) financing activities                8,468         43,886         (18,225)       9,001
                                                                            -----------------------------------------------------

Net increase (decrease) in cash                                                   717          2,702          (6,382)      (2,323)

Cash and cash equivalents at beginning of period                                  181         (2,674)         17,284        4,059
                                                                            -----------------------------------------------------

Cash and cash equivalents at end of period                                  $     898        $    28      $   10,902    $   1,736
                                                                            =====================================================
                                                                                   Eliminations        Consolidated
                                                                                   ------------        ------------
Cash flows from operating activities:
    Net loss                                                                       $     15,348        $    (17,180)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                                         -              28,880
        Debt issue amortization                                                               -                 942
        Loss on sale of equipment                                                             -                  53
        Changes in assets and liabilities:
           Intercompany accounts receivable                                              78,195                   -
           Accounts receivable                                                                -               1,263
           Inventories                                                                        -               3,958
           Prepaid expenses and other current assets                                          -              (4,217)
           Other non current assets                                                           -                (310)
           Intercompany accounts payable                                                (78,195)                  -
           Accounts payable                                                                   -             (18,177)
           Accrued expenses and other current liabilities                                     -             (17,069)
           Other long-term liabilities                                                        -              (1,167)
                                                                                 ----------------------------------
             Net cash provided by (used in) operating activities                         15,348             (23,024)
                                                                                 ----------------------------------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                                              -             (25,868)
    Proceeds from sale of equipment                                                           -                 476
    Investment in subsidiaries                                                          (15,348)                  -
                                                                                 ----------------------------------
             Net cash provided by (used in) investing activities                        (15,348)            (25,392)
                                                                                 ----------------------------------

Cash flows from financing activities:
    Advances (to) from affiliates                                                             -                 400
    Net repayment from short-term loans                                                       -              (4,533)
    Repayment of long-term debt                                                               -             (14,773)
    Net proceeds from debt issuance                                                           -               60779
    Net proceeds from issuance of common stock                                                -               1,257

                                                                                 ----------------------------------
             Net cash provided by (used in) financing activities                              -              43,130
                                                                                 ----------------------------------

Net increase (decrease) in cash                                                               -              (5,286)

Cash and cash equivalents at beginning of period                                              -              18,850
                                                                                 ----------------------------------

Cash and cash equivalents at end of period                                         $          -        $     13,564
                                                                                 ==================================


  The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 2000
                                (In thousands)
                                  (Unaudited)

                                                             Parent                                            Non-
                                                            Guarantor         Issuer          Other          Guarantor
                                                               CPI           CP Int'l       Guarantors          CPS
                                                           -----------      ----------      -----------      ---------
Assets
 Current assets:
  Cash and cash equivalents                                 $     181        $ (2,674)        $ 17,284        $  4,059
  Intercompany accounts receivable                              8,062          13,275               --              --
  Accounts receivable                                              45              --           45,839              20
  Inventories                                                      --              --           17,872           3,378
  Prepaid expenses and other current assets                       407              --            3,315           2,998
                                                            ---------        --------       ----------       ---------
   Total current assets                                         8,695          10,601           84,310          10,455
  Property, plant and equipment, net                            3,752              --          239,002          91,979
  Intercompany loans receivable                                    --         323,500               --              --
  Investment in subsidiaries                                  188,987          34,222               --              --
  Other non current assets                                      3,322          11,673           26,617             176
                                                            ---------        --------       ----------       ---------
   Total assets                                             $ 204,756        $379,996         $349,929        $102,610
                                                            =========        ========       ==========       =========
Liabilities and Stockholders' Equity (Deficit)
 Current liabilities:
  Intercompany accounts payable                            $       --       $      --         $  2,161        $ 19,176
  Bank borrowing                                                   --           7,800               --              --
  Accounts payable                                              1,009              --           47,253           6,401
  Accrued expense and other Liabilities                         6,345           8,782           23,386           5,386
  Current portion of long-term debt                                --           6,800               --              --
                                                            ---------        --------       ----------       ---------
   Total current liabilities                                    7,354          23,382           72,800          30,963
  Long-term debt, less current portion                             --         283,400               --              --
  Intercompany loans payable                                       --              --          289,500          34,000
  Other long term liabilities                                      --              --            6,986              --
                                                            ---------        --------       ----------       ---------
   Total liabilities                                            7,354         306,782          369,286          64,963
                                                            =========        ========       ==========       =========
 Stockholders' equity (deficit):
  Common stock                                                    685              --               --              --
  Additional paid in capital                                  105,759              --               --              --
  Receivable from stockholders                                 (1,505)             --               --              --
  Accumulated other comprehensive income                           --              --            8,704             465
  Accumulated earning (deficit)                                92,463          73,214          (28,061)         37,182
                                                            ---------        --------       ----------       ---------
  Stockholders' equity (deficit)                              197,402          73,214          (19,357)         37,647
                                                            =========        ========       ==========       =========
   Total liabilities and stockholders' equity (deficit)     $ 204,756        $379,996         $349,929        $102,610
                                                            =========        ========       ==========       =========

                                                          Eliminations     Consolidated
                                                          ------------    -------------
Assets
 Current assets:
  Cash and cash equivalents                                $       --        $ 18,850
  Intercompany accounts receivable                            (21,337)             --
  Accounts receivable from Customers                               --          45,904
  Inventories                                                      --          21,250
  Prepaid expenses & other current assets                          --           6,720
                                                            ---------        --------
   Total current assets                                       (21,337)         92,724
  Property, plant and equipment, net                               --         334,733
  Intercompany loans receivable                              (323,500)             --
  Investment in subsidiaries                                 (223,209)             --
  Other non current assets                                         --          41,788
                                                            ---------        --------
   Total assets                                             $(568,046)       $469,245
                                                            =========        ========
Liabilities and Stockholders' Equity (Deficit)
 Current liabilities:
  Intercompany accounts payable                             $ (21,337)      $      --
  Bank borrowings                                                  --           7,800
  Accounts payable                                                 --          54,663
  Accrued expense and other Liabilities                            --          43,899
  Current portion of long-term debt                                --           6,800
                                                            ---------        --------
   Total current liabilities                                  (21,337)        113,162
  Long-term debt, less current portion                             --         283,400
  Intercompany loans payable                                 (323,500)             --
  Other long term liabilities                                      --           6,986
                                                            ---------        --------
   Total liabilities                                         (344,837)        403,548
                                                            =========        ========
 Stockholders' equity (deficit)
  Common stock                                                     --             685
  Additional paid in capital                                       --         105,759
  Receivable from stockholders                                     --          (1,505)
  Accumulated other comprehensive income                           --           9,169
  Accumulated earning (deficit)                              (223,209)        (48,411)
                                                            ---------        --------
  Stockholders' equity (deficit)                             (223,209)         65,697
                                                            =========        ========
   Total liabilities and stockholders'
    equity (deficit)                                        $(568,046)        469,245
                                                            =========        ========

  The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Six Months Ended June 30, 2000
                                (In thousands)
                                  (Unaudited)

                                   Parent                           Non-
                                 Guarantor   Issuer              Guarantor
                                 ---------  --------    Other    ---------
                                    CPI     CP Int'l  Guarantors    CPS    Eliminations Consolidated
                                 ---------  --------  ---------- --------- ------------ ------------
Revenue:
  Intercompany revenue.......... $ 14,425        --    $ (5,758)  $23,030     $(31,697)          --
  Customer revenue..............      --         --     206,445         3           --     $206,448
                                 --------   -------    --------   -------     --------     --------
  Revenue.......................   14,425        --     200,687    23,033      (31,697)     206,448
Cost of revenue.................      322        --     157,109    19,723      (17,272)     159,882
                                 --------   -------    --------   -------     --------     --------
Gross profit....................   14,103        --      43,578     3,310      (14,425)      46,566

Operating expenses:
  Selling, general &
   administrative...............   10,856   $    21      17,886        --      (14,425)      14,338
  Research &
   development..................    2,522        --       2,619        --           --        5,141
                                 --------   -------    --------   -------     --------     --------
  Total operating
   expenses.....................   13,378        21      20,505        --      (14,425)      19,479
                                 --------   -------    --------   -------     --------     --------
Operating income (loss).........      725       (21)     23,073     3,310           --       27,087

Non-operating (Income)
  Expense:
  Interest expense..............  (10,383)   19,357      29,234     1,724      (20,568)      19,364
  Interest income...............   10,352   (15,363)    (15,903)      (37)      20,566         (385)
  Foreign currency (gains)
   losses.......................       --        --      (1,032)       58           --         (974)
  (Income) loss from
   investment in
   subsidiaries.................   (5,697)   (1,808)    (18,763)       --       26,268           --
  Other (income)
   expenses, net................     (137)       --         (48)     (474)           1         (658)
                                 --------   -------    --------   -------     --------      -------
  Non-operating (income)
   expenses.....................   (5,865)    2,186      (6,512)    1,271       26,267       17,347
                                 --------   -------    --------   -------     --------      -------
Income (loss) before
 income taxes...................    6,590    (2,207)     29,585     2,039      (26,267)       9,740
Provision for (benefit
 from) income taxes.............    3,084       162       3,206        --       (4,504)       1,948
                                 --------   -------    --------   -------     --------     --------
Net Income (loss)............... $  3,506   $(2,369)   $ 26,379   $ 2,039     $(21,763)     $ 7,792

Accretion of dividends on mandatorily
Redeemable preferred stock......   (5,223)       --          --        --           --       (5,223)

Accretion of recorded value of the
 Intel warrant..................     (312)       --          --        --           --         (312)
                                 --------   -------    --------   -------     --------     --------
Net income (loss) available to
 Common Stockholders............ $ (2,029)  $(2,369)   $ 26,379   $ 2,039     $(21,763)     $ 2,257
                                 ========   =======    ========   =======     ========     ========

  The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Six Months Ended June 30, 2000
                                (In thousands)
                                  (Unaudited)

                                                             Parent                          Non-
                                                            Guarantor Issuer               Guarantor
                                                            --------- --------    Other    ---------
                                                               CPI    CP Int'l  Guarantors    CPS    Eliminations Consolidated
                                                            --------- --------  ---------- --------- ------------ ------------
Cash flows from operating activities:
           Net Income (loss)....................            $ 3,506  $(2,369)   $ 26,380    $ 2,039    $(21,764)     $ 7,792
           Adjustments to
            reconcile net income
            (loss) to net cash
            provided by operating
            activities
            Depreciation and
           amortization.........................                847    1,029      12,878      3,591          --       18,345
           Foreign currency
            gains...............................                 --       --        (636)        --          --         (636)
           (Gain) loss on
            sales of
            equipment...........................                 --       --         186       (142)         --           44
           Equity income from
            investment in
            subsidiaries........................             (5,697)  (1,808)    (18,763)        --      26,268           --
           Changes in assets and
            liabilities:
            Intercompany accounts
             receivable...........                              753  (16,881)      5,693     (6,060)     16,495           --
            Accounts receivable...                              343       --     (13,370)       (65)         --      (13,092)
            Inventories...........                               --       --       3,400     (2,672)         --          728
            Prepaid expenses and
             other assets.........                             (444)      --      (3,234)    (1,602)         --       (5,280)
            Intercompany accounts
             payable..............                               28       58      18,346     (1,937)    (16,495)          --
            Accounts payable......                             (849)      --     (10,273)     4,428          --       (6,694)
            Accrued expenses &
             other liabilities....                            2,955    1,569        (999)     1,380      (4,504)         401
            Other long-term
             liabilities..........                               --       --       1,856         --          --        1,856
                                                            -------  -------    --------   --------   ---------      -------
            Net cash provided by
             (used in) operating
             activities...........                            1,442  (18,402)     21,464     (1,040)         --        3,464
                                                            -------  -------    --------   --------   ---------      -------
           Cash flows from investing activities:
             Acquisition of
              property and
              equipment............                          (1,230)      --     (28,825)    (7,401)      1,078      (36,378)
             Proceeds from sale of
              equipment............                              --       --      15,737        359      (1,078)      15,018
             Malaysian acquisition, net of cash
              & cash equivalents....                        (17,296)      --     (78,141)        --      40,588      (54,849)
                                                            -------  -------    --------   --------   ---------      -------
             Net cash used in
              investing
              activities...........                         (18,526)      --     (91,229)    (7,042)     40,588      (76,209)
                                                            -------  -------    --------   --------   ---------      -------
           Cash flows from financing activities:
             Loans & advances with
              affiliates...........                            (225)      --          --         --          --         (225)
             Net proceeds from short-
              term loans...........                              --   68,709         502         --          --       69,211
             Repayment of
              term loans ..........                              --   (1,400)         --         --          --       (1,400)

  Intercompany loan
   (advances) payments...........         --    (52,500)      52,500         --          --            --
  Intercompany capital
   contributions.................         --        379       17,423      7,000     (24,802)           --
  Net proceeds from
   common stock
   issuance......................        640        (26)         (31)        --          --           583
  Net proceeds from
   Mandatorily redeemable
   Preferred stock issuance......     15,786         --           --         --     (15,786)           --
                                     -------  ---------    ---------   --------    --------      --------
  Net cash provided by
   financing
   activities....................     16,201     15,162       70,394      7,000     (40,588)       68,169
                                     -------  ---------   ----------   --------    --------      --------
  Net increase (decrease)
   in cash.......................       (883)    (3,240)         629     (1,082)         --        (4,576)
  Cash and equivalents at
   beginning of period...........      1,007      3,474       22,273      5,363          --        32,117
                                     -------  ---------   ----------   --------    --------      --------
Cash and equivalents at
 end of period...................    $   124  $     234   $   22,902   $  4,281    $     --      $ 27,541
                                     =======  =========   ==========   ========    ========      ========

   The accompanying notes are an integral part of these financial statements.



Item 2: Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

     All references are to ChipPAC's fiscal quarters ended June 30, 2001 and June 30, 2000, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy, sales of new products and services, cost-cutting measures and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified in Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2000 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed us to experience relatively good performance in industry downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delay of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Three months and six ended June 30, 2001 compared to three and six months ended June 30, 2000:

Revenue

         Revenues were $87.4 million and $177.2 million in the three and six months ended June 30, 2001, respectively, a decrease of 19.8% and 14.2% over the prior year periods, respectively. The drop in revenue is a product of lower end market demand for our customers' products. In most cases in the three and six months ended June 30, 2001, we won a larger portion of our customer's available outsourcing business than in the three and six months ended June 30, 2000, but the total available outsourcing dollars were lower.

Gross Profit

         Gross profit during the three months and six months ended June 30, 2001 was $11.5 million and $23.2 million, respectively, and decreased 56.2% and 50.2%, respectively, over the comparable prior year periods. The majority of the decrease was caused by soft demand leading to lower equipment utilization and lower average selling prices in the three and six months ended June 30, 2001 compared to the same periods in 2000. Equipment utilization was approximately 53.0% and 65.0% in the three month periods ended June 30 2001 and 2000, respectively. Although reductions in force, furloughs, plant shutdown days and other cost saving methods were used in the three and six months ended June 30, 2001, they were insufficient to offset the decline in revenue and our labor expenses were less efficient in the three and six months ended June 30, 2001 compared to the same periods in 2000.

Selling, General, and Administrative

         Selling, general, and administrative expenses were $7.5 million and $19.7 million in the three and six months ended June 30, 2001, respectively, an increase of 3.3% and 37.6%, respectively, over the comparable prior year periods. In the second half of 2000 we hired new personnel at the management level to accommodate both our expanded operations and our transition to a public company. As a result, we incurred additional expenses associated with hiring and maintaining employees in the areas of administration, sales, and marketing. This level of expense did not occur in the quarter ended June 30, 2000. In addition, we recorded expenses associated with reduction in force and furlough costs of $3.0 million, that occurred in the six months ended June 30, 2001 or will occur in future 2001 periods with no comparable costs in 2000.

Research and Development

         Research and development expense increased to $3.8 million and $7.4 million in the three and six months ended June 30, 2001. This represents a 52.9% and 43.0% increase, respectively, over the prior year periods. The increases were mainly due to expenses in the three and six months ended June 30, 2001 on Power packaging technology and process that did not occur in the same period in 2000 plus additional spending on flip-chip technology development.

Interest Expense

         Total outstanding interest bearing debt decreased to $343.7 million at June 30, 2001 compared to $369.5 million at June 30, 2000. The greater debt at June 30, 2000 was primarily due to purchases of capital equipment relating to business expansion offset by reductions due to debt pay down following our initial public offering in August 2000. Related interest expense was $9.5 million and $18.3 million for the three and six months ended June 30, 2001, a decrease of 10.8% and 5.6%, respectively, compared to the prior year periods, mainly due to lower total debt levels and reduced interest rates on our debt.

Foreign Currency Losses (Gains)

         Net foreign currency losses (gains) were $0.2 million and ($0.3) million during the three and six months ended June 30, 2001, respectively, compared to net (gains) of ($0.6) million and ($1.0) million during the three and six months ended June 30, 2000, respectively. The gains and losses are primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term pension benefits payable to our Korean employees.

Accretion of Dividends and Recorded Value of the Intel Warrant

         Accretion of dividends on preferred stock and recorded value of the Intel Warrant was $0 in the three and six months ended June 30, 2001, a 100% decrease compared to $2.8 million and $5.5 million in the three and six months ended June 30, 2000, respectively. All preferred stock was redeemed or converted to non-dividend bearing common stock subsequent to our initial public offering. The Intel Warrant expired unexecised in February 2001.


Income Taxes

         Income tax expense (benefit) for the three months and six months ended June 30, 2001 was approximately $(1.9) million and $(4.3) million, respectively, compared to $1.4 million and $1.9 million for the same periods ended June 30, 2000, respectively. Our effective tax rate was 20% for both the three and six months periods ended June 30, 2001. Concurrently, with our recapitalization on August 5, 1999, the company was reorganized and as a result now has operations and earnings in jurisdictions with relatively low income tax rates, or where we enjoy tax holidays or other similar tax benefits. Income tax expenses (benefits) are recorded to the extent management believes they will be usable in the future.

Net (Loss) Income Available to Common Stockholders

         As a result of the items above, net loss available to common stockholders increased to ($7.5) million and ($17.2) million, respectively, in the three and six months ended June 30, 2001 compared to net income of $2.8 million and $2.3 million for the three months and six ended June 30, 2000, respectively.

Liquidity and Capital Resources

         At June 30, 2001 we continue to have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. In connection with our June 30, 2000 acquisition of Intersil Corporation's Malaysian business, we obtained the ability to increase our revolving credit line by $25.0 million without further consent from our existing lenders. This additional capacity has not been activated. In addition, borrowings of up to $20.0 million are available for acquiring equipment and making other specified capital expenditures under the capital expenditure line of our senior credit facilities. We were able to borrow, repay and borrow again under the capital expenditure line until July 31, 2001. Amounts that we repay under the capital expenditure line after July 31, 2001 will not be available to us as future credit facilities. The final maturity for both these facilities is July 31, 2005.

         Our ongoing primary cash needs are for operations and equipment purchases. As of June 30, 2001, we had borrowings of $10.0 million on our revolving line of credit.

         We have spent $16.4 million on capital expenditures during the three months ended June 30, 2001. We spent $25.3 million in capital expenditures during the three months ended June 30, 2000.

         Under the terms of the agreement relating to our acquisition of the Malaysian business, during the period from June 1, 2000 to June 30, 2003, Intersil is entitled to receive additional contingent incentive payments based upon the achievement of milestones relating to the transfer of business currently subcontracted by Intersil to a third party. In the event that Intersil were to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate. As of June 30, 2001 we have paid Intersil $3.2 million and accrued $1.5 million under this arrangement.

         In June 2001, we issued $50.0 million of convertible notes and $15.0 million of senior subordinated notes. A majority of these funds were used to paydown our term loans and revolving loans. As of June 30, 2001, our debt consisted of $343.7 million of borrowings, which was comprised of $10.1 million of revolving loans, $118.6 million in term loans, $165.0 million of senior subordinated notes and $50.0 million of convertible subordinated notes.

         Our debt instruments require that we meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio and minimum fixed charge coverage ratio. In conjunction with our $65.0 million private placement during the quarter, the lendors of our senior credit facility amended the financial tests for the period July 1, 2001 through December 31, 2004. These debt instruments also contain covenants restricting our operations. There were no violations of these covenants through June 30, 2001.

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


Item 3:  Quantitative and Qualitative Disclosure about Market Risk

         We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We have no derivative financial instruments. We have long-term debt that carries fixed and variable interest rates. A fluctuation in interest rates of 1% would increase our annual interest charge by approximately $1.2 million. The exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, we negotiated with the large majority of our material and equipment suppliers to denominate purchase transactions in the U.S. Dollars. Second, on October 1, 1999, we changed our functional currency to the U.S. Dollar from the local currencies of the Korean and Chinese subsidiaries.

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


Item 4. Submission of Matters to a Vote of Security Holders

  (a)  ChipPAC's Annual Meeting was held on May 24, 2001.

  (b)  The following directors were elected at the meeting:


  Directors Name           Total Shares Voting to       Total Shares Voting to
  --------------                   Elect                        Withhold

  Dennis P. McKenna               59,902,403                     6,952
  Edward Conard                   59,890,540                    18,815
  Michael A. Delaney              59,903,003                     6,352
  David Dominik                   59,901,535                     7,820
  Marshal Haines                  59,889,990                    19,365
  Joseph Martin                   59,903,003                     6,352
  Chong Sup Park                  59,902,418                     6,937
  Paul C. Schorr, IV              59,902,503                     6,852


  (c) No other matters were submitted to vote of security holders.



Item 5. Other Information

         Not applicable



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

      3.2 Amended and Restated By-Laws of ChipPAC, Inc.**

      4.1 Specimen certificate for ChipPAC, Inc. Common Stock.**

     10.1 Credit Agreement, dated as of August 5, 1999, as amended and restated as of June 30, 2000, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

     10.1.1 Amendment No. 1, dated as of March 13, 2001, to the Credit Agreement, dated as of August 5, 1999, as amended and restated as of June 30, 2000, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston as Administrative Agent, Sole Lead Manager and Collateral Agent.

     10.1.2 Amendment No. 2, dated as of June 8, 2001, to the Credit Agreement, dated as of August 5, 1999, as amended and restated as of June 30, 2000, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston as Administrative Agent, Sole Lead Manager and Collateral Agent.

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

      10.21.1 Amendment No. 1 to the 2000 Equity Incentive Plan.****

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

      10.36 Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

      10.37 Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

      10.38 Form of Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and Bain Capital, Inc.**

      10.39 Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000 by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and SXI Group LLC.**

      10.40 Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer.***

      10.41 Employment letter agreement, dated as of March 18, 1998 between ChipPAC, Inc. and Gregory Bronzovic.***

      10.42 Employment letter agreement, dated as of April 16, 1999 between ChipPAC, Inc. and Robert Bowden.***

      10.43 Employment letter agreement, dated as of September 2, 1998 between ChipPAC, Inc. and Marcos Karnezos.***

      10.44 Indenture, dated as of June 15, 2001, by and among ChipPAC, Inc. and Firstar Bank, N.A. as trustee.

      10.45 Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited.

      10.46 Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P .

      99.1        Risk Factors***

_______________________
 * Incorporated by reference to the Company's registration statement on Form S-4 (No. 333-91641).

**    Incorporated by reference to the Company's registration statement on Form
S-1 (No. 333-39428).

*** Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 2000.

**** Incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended March 31, 2001.

 + Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b) Reports on Form 8-K.

         None.


________________________________________________________________________________


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHIPPAC, INC.
                                  (Registrant)

                               /s/ Robert Krakauer
                               --------------------------------------------

                                    ROBERT KRAKAUER
                            (as Registrant and Chief Financial Officer)


                               /s/ Michael G. Potter
                               --------------------------------------------

                                   MICHAEL G. POTTER
                                   Controller
                            (as Principle Accounting Officer)

                                    August 14, 2001

________________________________________________________________________________