Form 10-Q
period 2001-09-30
CHIPPAC INC
filed 2001-11-14
CIK 1093779

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X        No
                                ---          ---

Indicate the number of shares of the issuer's class of common stock, as of the latest practicable date:

         Class                              Outstanding as of October 31, 2001
--------------------------------------------------------------------------------
Class A Common stock, $.01 par value                     69,326,843
Class B Common stock, $.01 par value                              0

                                  ChipPAC, Inc.

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements
         Unaudited Condensed Consolidated Balance Sheets .........................................    3
         Unaudited Condensed Consolidated Statements of Operations ...............................    4
         Unaudited Condensed Consolidated Statements of Cash Flows ...............................    5
         Notes to Unaudited Condensed Consolidated Financial Statements ..........................    6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations ..............................................................................   17
     Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................   20

Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings ...................................................................   21
     Item 2. Changes in Securities and Use of Proceeds ...........................................   21
     Item 3. Defaults Upon Senior Securities .....................................................   21
     Item 4. Submission of Matters to a Vote of Security Holders .................................   21
     Item 5. Other Information ...................................................................   21
     Item 6. Exhibits and Reports on Form 8-K ....................................................   21
     Signatures ..................................................................................   26

                                  ChipPAC, Inc.
                      Condensed Consolidated Balance Sheets
                    (In thousands, except for share amounts)
                                   (Unaudited)

                                                                           September 30,     December 31,
                                                                                2001            2000
                                                                           -------------    --------------
Assets
Current assets:
    Cash and cash equivalents                                              $      25,908    $       18,850
    Accounts receivable, less allowance for
      doubtful accounts of $357 and $972                                          34,219            45,904
    Inventories                                                                   10,917            21,250
    Prepaid expenses and other current assets                                      8,534             6,720
                                                                           -------------    --------------
        Total current assets                                                      79,578            92,724
Property, plant and equipment, net                                               336,627           334,733
Other non-current assets                                                          46,242            41,788
                                                                           -------------    --------------
        Total assets                                                       $     462,447    $      469,245
                                                                           =============    ==============
Liabilities and Stockholders' Equity
Current liabilities:
    Bank borrowings                                                        $      28,367    $        7,800
    Accounts payable                                                              28,568            54,663
    Accrued expenses and other liabilities                                        28,650            43,899
    Current portion of long-term debt                                                 --             6,800
                                                                           -------------    --------------
        Total current liabilities                                                 85,585           113,162
Long-term debt, less current portion                                             283,627           283,400
Convertible subordinated note                                                     50,000                --
Other long-term liabilities                                                        6,474             6,986
                                                                           -------------    --------------
        Total liabilities                                                        425,686           403,548
                                                                           -------------    --------------
Stockholders' equity
    Common stock, Class A- par value $0.01 per share; 250,000,000 shares authorized, 69,323,000 and 68,438,000 shares issued and outstanding
     at September 30, 2001 and December 31, 2000, respectively                       693               685
    Common stock, Class B- par value $0.01 per share; 250,000,000 shares authorized, no shares issued or outstanding at September 30, 2001
     and December 31, 2000                                                            --                --
    Additional paid in capital                                                   110,024           105,759
    Receivable from stockholders                                                  (1,093)           (1,505)
    Accumulated deficit                                                          (82,032)          (48,411)
    Accumulated other comprehensive income                                         9,169             9,169
                                                                           -------------    --------------
        Total stockholders' equity                                                36,761            65,697
                                                                           -------------    --------------
        Total liabilities and stockholders' equity                         $     462,447    $      469,245
                                                                           =============    ==============

   The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc
                Condensed Consolidated Statements of Operations
                  (In thousands, except for per share amount)
                                  (Unaudited)

                                                                               Three Months Ended         Nine Months Ended
                                                                            Sept 30,      Sept 30,      Sept 30,      Sept 30,
                                                                             2001          2000          2001           2000
                                                                        ------------   ------------  ------------    ----------
Revenue                                                                 $    74,662    $   155,795   $   251,894     $ 362,243

Cost of revenue                                                              72,637        120,227       226,688       280,113
                                                                        ------------   ------------  ------------    ----------
Gross profit                                                                  2,025         35,568        25,206        82,130
Operating expenses:
    Selling, general and administrative                                       5,877          9,667        25,601        24,007
    Research and development                                                  3,333          2,839        10,683         7,981
                                                                        ------------   ------------  ------------    ----------
                                                                              9,210         12,506        36,284        31,988
                                                                        ------------   ------------  ------------    ----------

Operating income (loss)                                                      (7,185)        23,062       (11,078)       50,142

Non-operating (income) expenses:
    Interest expense                                                          9,445         10,574        27,733        29,930
    Interest income                                                            (167)          (198)         (389)         (553)
    Foreign currency (gains) losses                                              16           (109)         (239)         (796)
    Other (income)  expenses, net                                               (38)         7,867          (267)        6,894
                                                                        ------------   ------------  ------------    ----------
Non-operating expenses                                                        9,256         18,134        26,838        35,475
                                                                        ------------   ------------  ------------    ----------

Income (loss) before income taxes                                           (16,441)         4,928       (37,916)       14,667
Provision for (benefit from) income taxes                                         -            984        (4,295)        2,930
                                                                        ------------   ------------  ------------    ----------

Income (loss) before extraordinary item                                     (16,441)         3,944       (33,621)       11,737
Extraordinary item:
    Loss from early extinguishment of debt, net of
      related income tax benefit                                                  -          2,390             -         2,390
                                                                        ------------   ------------  ------------    ----------

Net income (loss)                                                           (16,441)         1,554       (33,621)        9,347
    Accretion of dividends on mandatorily redeemable
      preferred stock                                                             -         (2,974)            -        (8,197)
    Accretion of recorded value of the Intel warrant                              -           (678)            -          (990)
                                                                        ------------   ------------  ------------    ----------
Net income (loss) available to common stockholders                      $   (16,441)   $    (2,098)  $   (33,621)    $     160
                                                                        ============   ============  ============    ==========
Net income (loss) per share:
Income (loss) per share available to common stockholders
      before extraordinary item
    Basic                                                               $     (0.24)   $      0.00   $     (0.49)    $    0.05
    Diluted                                                             $     (0.24)   $      0.00   $     (0.49)    $    0.04
Extraordinary item

    Basic                                                               $         -    $     (0.04)  $         -     $   (0.04)
    Diluted                                                             $         -    $     (0.04)  $         -     $   (0.04)
Net income (loss) per share available to common stockholders
    Basic                                                               $     (0.24)   $     (0.03)  $     (0.49)    $    0.00
    Diluted                                                             $     (0.24)   $     (0.03)  $     (0.49)    $    0.00
Weighted Average shares used in per share calculation:
    Basic                                                                    68,889         60,295        68,714        53,162
    Diluted                                                                  68,889         60,295        68,714        56,827

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                              September 30,
                                                                         2001              2000
                                                                       --------          --------
Cash flows from operating activities:
    Net income (loss)                                                  $(33,621)         $  9,347
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Depreciation and amortization                                    44,177            32,364
        Debt issue amortization                                           1,522             1,485
        Foreign currency (gains) losses                                      --              (467)
        Loss on sale of equipment                                            20               (19)
        Changes in assets and liabilities:
          Accounts receivable                                            11,685           (16,349)
          Inventories                                                    10,333             2,268
          Prepaid expenses and other assets                              (7,559)           (9,364)
          Accounts payable                                              (26,095)           (7,074)
          Accrued expenses and other current liabilities                (23,833)          (16,597)
          Other long-term liabilities                                      (507)            2,753
                                                                       --------          --------
              Net cash used in operating activities                     (23,878)           (1,653)
                                                                       --------          --------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                        (33,976)          (61,092)
    Proceeds from sale of equipment                                         532            20,198
    Malaysian acquisition, net of cash and cash equivalents                  --           (54,835)
                                                                       --------          --------
             Net cash used in investing activities                      (33,444)          (95,729)
                                                                       --------          --------

Cash flows from financing activities:
    Net proceeds (repayments) from short-term loans                      14,179            29,585
    Net proceeds (repayment) of long-term debt                          (14,773)          (11,474)
    Net proceeds from debt offering                                      60,703                --
    Net proceeds from issuance of common stock                            4,271            77,972
                                                                       --------          --------
             Net cash provided by financing activities                   64,380            96,083
                                                                       --------          --------
Net increase (decrease) in cash                                           7,058            (1,299)

Cash and cash equivalents at beginning of period                         18,850            32,117
                                                                       --------          --------

Cash and cash equivalents at end of period                             $ 25,908          $ 30,818
                                                                       ========          ========

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2001
                                   (Unaudited)

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

     The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year which ends on December 31, 2001. The interim period ended on September 30th, 2001, the Sunday nearest September 30th. For presentation purposes, the interim financial statements and accompanying notes refer to our interim period ending as of September 30, 2001.

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

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provision of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 will address the impairment of goodwill and non-amortizable intangibles. The Company is currently reviewing this statement to determine its effect on the Company's financial position and results of operations.

Note 3: Selected Balance Sheet Accounts

     The components of inventories are as follows (in thousands):

                                            September 30,       December 31,
                                                2001                2000
                                              --------            --------

Raw materials ..........................      $  8,490            $ 16,935
Work in process ........................         2,247               2,935
Finished goods .........................           180               1,380
                                              --------            --------
                                              $ 10,917            $ 21,250
                                              ========            ========

     Other assets are comprised of the following (in thousands):

                                             September 30,      December 31,
                                                 2001               2000
                                               --------           --------

Deposits for severance benefits ........       $  1,152           $  1,393
Long-term employee loans ...............          2,171              2,350
Deferred taxes .........................          9,162              3,712
Debt issuance cost, net of
  amortization of $6,636 and $5,114 ....         14,448             11,673
Intangible assets, net of
  amortization of $10,074 and $4,764 ...         18,903             18,465
Other ..................................            406              4,195
                                               --------           --------
                                               $ 46,242           $ 41,788
                                               ========           ========

     Accrued expenses and other liabilities are comprised of the following (in thousands):

                                              September 30,     December 31,
                                                  2001              2000
                                                --------          --------

Payroll and related items ...............       $  9,047          $ 12,556
Interest payable ........................          6,470             8,768
Customer rebate .........................             57             3,613
Deferred taxes ..........................          6,732             4,142
Streamlining and restructuring accrual ..            652                --
Warranty and other expenses .............          5,692            14,820
                                                --------          --------
                                                $ 28,650          $ 43,899
                                                ========          ========

     In the three months ended September 30, 2001, we incurred approximately $370 thousand of severance and restructuring expenses at our Korean and United States headquarters' sites that we applied against existing accruals. Our workforce was reduced by 12 employees as a result of the programs related to the accrual and approximately 161 employees were furloughed during the period. We expect the remainder of the streamlining and restructuring accrual of $65 thousand to be consumed during the three months ended December 31, 2001.

Note 4: Convertible Subordinated Notes

     In June 2001, the Company issued $50.0 million aggregate principal amount of 8.00 percent Convertible Subordinated Notes due 2011, (the "Convertible Notes"), along with ChipPAC International Company Limited's (a wholly owned subsidiary) issuance of $15.0 aggregate principal amount million of 12.75 percent Senior Subordinated Notes due 2009 (the "Additional Senior Subordinated Notes") in a private placement.

     The holders of the Convertible Notes may convert the Convertible Notes into shares of our Class A common stock at any time prior to the maturity date, unless previously redeemed or purchased, at a conversion price of $9.96 per share, subject to adjustment in certain circumstances. The Convertible Notes are currently convertible into 5,020,080 shares of Class A common stock. Interest on the Convertible Notes is payable on June 15 and December 15 of each year, beginning December 15, 2001 and will end on June 15, 2011, unless earlier redeemed.

     The Company may redeem any portion of the Convertible Notes at any time prior to June 15, 2004, upon at least 20 and not more than 60 days notice to the holders of the notes, at a redemption price equal to $1,000 per $1,000 aggregate principal amount of Convertible Notes plus accrued and unpaid interest to the redemption date subject to adjustment in certain circumstances and provided that the Company's stock is consistently trading above a certain price and that the resales of the Convertible Notes will be registered under the Securities Act of 1933, as amended. The Company may, at its option, redeem the Convertible Notes on or after June 15, 2004, in whole or in part, upon at least 20 days and not more than 60 days notice to the holders of the notes, at redemption prices expressed as percentages of the principal amount ranging from 104.00 percent for the period from June 15, 2004 to June 14, 2005 and reducing by 0.67 percent each subsequent period to 100.00 percent beginning June 15, 2010 and thereafter.

     ChipPac International Company Limited issued the Additional Senior Subordinated Notes under the terms of its original Indenture from July
1999. The Additional Senior Subordinated Notes have identical terms to the $150 million aggregate principal amount of 12.75 percent Senior Subordinated Notes due 2009 issued in July of 1999, other than with respect to the date of issuance, issue price and amount of interest payable on the first payment date applicable thereto.

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

                                                    Six months ended
                                                     June 30, 2000
                                                    ----------------
Net sales                                                   $277,658
Net income                                                    11,534

Earnings per share
     Basic                                                      0.23
                                                            --------
     Diluted                                                    0.22
                                                            --------
Shares used in per share calculation:
     Basic                                                    49,516
                                                            --------
     Diluted                                                  53,456
                                                            --------

Note 6: Earnings per Share

         Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income (loss) available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of convertible securities. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

Three months ended:

                                                            September 30, 2001              September 30, 2000
                                                                    Per-Share    Income              Per-Share
                                                   Loss      Shares   Amount     (Loss)       Shares    Amount
                                                  ------     ------   ------     ------      ------    ------
                                                        (In thousands, except per share amounts)
Basic EPS:
Income (loss) per share available
   to common stockholder before
   extraordinary item ......................     $(16,441)   68,889   $(0.24)    $   292     60,295    $ 0.00

Diluted EPS:
Income (loss) per share available
   to common stockholder before
   extraordinary item ......................     $(16,441)   68,889   $(0.24)    $   292     60,295    $ 0.00

Basic EPS:
Extraordinary item .........................     $      -    68,889   $    -     $(2,390)    60,295    $(0.04)

Diluted EPS:
Extraordinary item .........................     $      -    68,889   $    -     $(2,390)    60,295    $(0.04)

Basic EPS:
Net Income (loss) per share
   available to common stockholders ........     $(16,441)   68,889   $(0.24)    $(2,098)    60,295    $(0.03)

Diluted EPS
Net Income (loss) per share
   available to common stockholders. .......     $(16,441)   68,889   $(0.24)    $(2,098)    60,295    $(0.03)

Nine months ended:

                                                            September 30, 2001              September 30, 2000
                                                                     Per-Share   Income              Per-Share
                                                   Loss      Shares    Amount    (Loss)      Shares    Amount
                                                  ------     ------    ------    ------      ------    ------
                                                           (In thousands, except per share amounts)
Basic EPS:
Income (loss) per share available
   to common stockholder before
   extraordinary item ......................     $(33,621)   68,714   $(0.49)    $ 2,550     53,162    $ 0.05

Diluted EPS:
Income (loss) per share available
   to common stockholder before
   extraordinary item ......................     $(33,621)   68,714   $(0.49)    $ 2,550     56,827    $ 0.04

Basic EPS:
Extraordinary item .........................     $      -    68,714   $    -     $(2,390)    53,162    $(0.04)

Diluted EPS:
Extraordinary item .........................     $      -    68,714   $    -     $(2,390)    56,827    $(0.04)

Basic EPS:

Net Income (loss) per share
   available to common stockholders  $(33,621)   68,714   $(0.49)    $   160     53,162    $ 0.00

Diluted EPS
Net Income (loss) per share
   available to common stockholders. $(33,621)   68,714   $(0.49)    $   160     56,827    $ 0.00

     For the three-month and nine-month periods ended September 30, 2001, all of the stock options and convertible subordinated notes were excluded from diluted earnings per share since their effect would be antidilutive. At September 30, 2001 and 2000, stock options outstanding were 7,340,340 and 1,912,742 respectively.

Note 7: Supplemental Condensed Consolidating Financial Statements of Guarantor/Non-Guarantor Entities

     In connection with the recapitalization, ChipPAC International Company Limited, ("CP Int'l"), issued $150.0 million aggregate principal amount of Senior Subordinated Notes, (which notes have the same terms and are issued under the same indentures as the Additional Senior Subordinated Notes mentioned in
Note 4), which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited ("CPK"), ChipPAC Malaysia Sdn. Bhd. ("CPM"), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the "Guarantor Subsidiaries"). All Guarantor Subsidiaries are wholly-owned direct or indirect subsidiaries of ChipPAC, Inc. ChipPAC Shanghai Limited ("CPS") and ChipPAC Electronic Technology Ltd. ("CETS"), will not provide guarantees (the "Non-Guarantor Subsidiaries"). The following is consolidating and financial information for CP Int'l, CPI, CPM and CPK, CPS, CETS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented herein because management has determined that they are not material to investors. Financial information for ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management have not been presented as these entities have no historical financial results and future transactions will primarily consist of inter-company transactions.

                                  ChipPAC, Inc.
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                        Parent
                                                      Guarantor    Issuer      Other      Non Guarantor
                                                         CPI      CP Int'l   Guarantor         CPS       Eliminations  Consolidated
                                                      ---------   ---------  ---------    ------------   ------------  ------------
Assets
 Current assets:
       Cash and cash equivalents                      $   1,084   $  18,330  $   4,473    $      2,021    $        --  $     25,908
       Intercompany accounts receivable                  11,774      58,127     20,097          15,897       (105,895)           --
       Accounts receivable from customers                    38          12     34,169              --             --        34,219
       Inventories                                           --          --      7,762           3,155             --        10,917
       Prepaid expenses and other current assets            266          --      6,433           1,835             --         8,534
                                                      ---------   ---------  ---------    ------------    -----------  ------------
             Total current assets                        13,162      76,469     72,934          22,908       (105,895)       79,578
       Property, plant and equipment, net                5,459          --    234,768          96,400             --       336,627
       Intercompany loans receivable                         --     352,500         --              --       (352,500)           --
       Investment in subsidiaries                         5,327          --     46,674              --        (52,001)           --
       Other non current assets                           6,755      14,448     24,251             788             --        46,242
                                                      ---------   ---------  ---------    ------------    -----------  ------------
             Total assets                             $  30,703   $ 443,417  $ 378,627    $    120,096    $  (510,396) $    462,447
                                                      =========   =========  =========    ============    ===========  ============

Liabilities and Stockholders' Equity (Deficit)
 Current liabilities:
       Intercompany accounts payable                  $      20   $   4,205  $  76,794    $     24,876    $  (105,895) $         --
       Bank borrowings                                       --      28,367         --              --             --        28,367
       Accounts payable                                     983          55     19,801           7,729             --        28,568
       Accrued expense and other liabilities              2,108       6,518     13,850           6,174             --        28,650
       Current portion of long-term debt                     --          --         --              --             --            --
                                                      ---------   ---------  ---------    ------------    -----------  ------------
             Total current liabilities                    3,111      39,145    110,445          38,779       (105,895)       85,585
       Long- term debt, less current portion                 --     283,627         --              --             --       283,627
       Convertible subordinated note                         --      50,000         --              --             --        50,000
       Intercompany loans payable                            --          --    318,500          34,000       (352,500)           --
       Other long-term liabilities                           --          --      6,474              --             --         6,474
                                                      ---------   ---------  ---------    ------------    -----------  ------------
             Total liabilities                            3,111     372,772    435,419          72,779       (458,395)      425,686
                                                      ---------   ---------  ---------    ------------    -----------  ------------
 Stockholders' equity (deficit):
       Common stock                                         693          --         --              --             --           693
       Additional paid in capital                       110,024      81,671     20,352         101,633       (203,656)      110,024
       Receivable from stockholders                      (1,093)         --         --              --             --        (1,093)
       Accumulated deficit                              (82,032)    (11,026)   (85,849)        (54,780)       151,655       (82,032)
       Accumulated other comprehensive income                --          --      8,705             464             --         9,169
                                                      ---------   ---------  ---------    ------------    -----------  ------------
      Total stockholders' equity (deficit)               27,592      70,645    (56,792)         47,317        (52,001)       36,761
                                                      ---------   ---------  ---------    ------------    -----------  ------------
 Total liabilities and stockholders' equity (deficit) $  30,703   $ 443,417  $ 378,627    $    120,096    $  (510,396) $    462,447
                                                      =========   =========  =========    ============    ===========  ============

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine Months Ended September 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                    Parent
                                                  Guarantor     Issuer      Other      Non Guarantor
                                                     CPI       CP Int'l   Guarantor         CPS        Eliminations   Consolidated
                                                  ---------    ---------  ---------    ------------    -----------    ------------
Intercompany revenue                              $  18,427    $      --  $      --    $     41,800    $   (60,227)   $         --
Customer Revenue                                         --           --    251,891               3             --         251,894
                                                  ---------    ---------  ---------    ------------    -----------    ------------
Revenue                                              18,427           --    251,891          41,803        (60,227)        251,894

Cost of revenue                                          --           --    247,847          39,068        (60,227)        226,688
                                                  ---------    ---------  ---------    ------------    -----------    ------------

Gross profit                                         18,427           --      4,044           2,735             --          25,206
                                                  ---------    ---------  ---------    ------------    -----------    ------------

Operating expenses:
   Selling, general & administrative                 13,740          198      9,063           2,600                         25,601
   Research & development                             3,370           --      7,313              --                         10,683
                                                  ---------    ---------  ---------    ------------    -----------    ------------
                                                     17,110          198     16,376           2,600             --          36,284
                                                  ---------    ---------  ---------    ------------    -----------    ------------
Operating income (loss)                               1,317         (198)   (12,332)            135             --         (11,078)
Non-operating (income) expense:
   Interest income                                      (33)     (25,752)      (372)           (109)        25,877            (389)
   Interest expense                                      --       27,732     23,298           2,580        (25,877)         27,733
   Loss from investment in subsidiaries              34,914           --      2,367              --        (37,281)             --
   Foreign currency (gains) losses                       --           --       (254)             15             --            (239)
   Other (income) expense, net                          (56)          --       (227)             16             --            (267)
                                                  ---------    ---------  ---------    ------------    -----------    ------------
   Non-operating  expense                            34,825        1,980     24,812           2,502        (37,281)         26,838
                                                  ---------    ---------  ---------    ------------    -----------    ------------
Loss before income taxes                             33,508        2,178     37,144           2,367        (37,281)         37,916
Provision for (benefit from) income taxes               113          371     (4,779)             --             --          (4,295)
                                                  ---------    ---------  ---------    ------------    -----------    ------------
Net loss                                          $  33,621    $   2,549  $  32,365    $      2,367    $   (37,281)   $     33,621
                                                  =========    =========  =========    ============    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                 Parent                           Non-
                                                               Guarantor   Issuer      Other    Guarantor
                                                                  CPI     CP Int'l  Guarantors    CPS      Eliminations Consolidated
                                                                  ---     --------  ----------    ---      ------------ ------------

Cash flows from operating activities:
  Net loss                                                     $(33,621)  $ (2,549)  $(32,365)  $(2,367)     $ 37,281     $(33,621)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                               1,362          -     35,622     7,193             -       44,177
      Debt issue amortization                                         -      1,522          -         -             -        1,522
      (Gain) loss on sale of equipment                                -          -         18         2             -           20
      Changes in assets and liabilities:
       Intercompany accounts receivable                          (3,713)   (39,072)     5,289    (7,593)       45,089            -
       Accounts receivable                                            7        (12)    11,670        20             -       11,685
       Inventories                                                    -          -     10,110       223             -       10,333
       Prepaid expenses and other current assets                    143          -     (8,865)    1,163             -       (7,559)
       Other non current assets                                       -          -          -         -             -            -
       Intercompany accounts payable                                 21      1,717     45,955    (2,604)      (45,089)           -
       Accounts payable                                             (26)        55    (27,452)    1,328             -      (26,095)
       Accrued expenses and other current liabilities            (4,242)     9,504    (29,702)      607             -      (23,833)
       Other long-term liabilities                                    -          -          -      (507)            -         (507)
                                                               --------   --------   --------   -------      --------     --------
          Net cash provided by (used in) operating activities   (40,069)   (28,835)    10,280    (2,535)       37,281      (23,878)
                                                               --------   --------   --------   -------      --------     --------

Cash flows used in investing activities:
  Acquisition of property, plant and equipment                   (3,860)         -    (21,034)   (9,082)            -      (33,976)
  Proceeds from sale of equipment                                 2,129          -     (1,743)      146             -          532
  Investment in subsidiaries                                     39,059          -     (1,778)        -       (37,281)           -
                                                               --------   --------   --------   -------      --------      -------
          Net cash provided by (used) in investing activities    37,328          -    (24,555)   (8,936)      (37,281)     (33,444)
                                                               --------   --------   --------   -------      --------      -------

Cash flows provided by financing activities:
  Advances (to) from affiliates                                 (19,341)     6,479      3,427     9,435             -            -
  Net proceeds (repayments) from short-term loans                18,714     (4,533)         -        (2)            -       14,179
  Net proceeds (repayment) of long-term debt                          -    (14,773)         -         -             -      (14,773)
  Net proceeds from debt issuance                                     -     60,703          -         -             -       60,703
  Net proceeds from issuance of common stock                      4,271          -          -         -             -        4,271
                                                               --------   --------   --------   -------      --------     --------
          Net cash provided by financing activities               3,644     47,876      3,427     9,433             -       64,380
                                                               --------   --------   --------   -------      --------     --------

Net increase (decrease) in cash                                     903     19,041    (10,848)   (2,038)            -        7,058

Cash and cash equivalents at beginning of period                    181       (711)    15,321     4,059             -       18,850
                                                               --------   --------   --------   -------      --------     --------

Cash and cash equivalents at end of period                     $  1,084   $ 18,330   $  4,473   $ 2,021      $      -     $ 25,908
                                                               ========   ========   ========   =======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                 (In thousands)
                                   (Unaudited)

                                                      Parent
                                                    Guarantor    Issuer        Other     Non Guarantor
                                                        CPI     CP Int'l    Guarantor         CPS       Eliminations   Consolidated
                                                     --------- ----------- ------------  ------------- --------------  -------------
Assets
  Current assets:
      Cash and cash equivalents                     $    181   $    (711)   $  15,321     $   4,059     $        -       $  18,850
      Intercompany accounts receivable                 8,062      19,055       25,386         8,304        (60,808)              -
      Accounts receivable from customers                  45           -       45,839            20              -          45,904
      Inventories                                          -           -       17,872         3,378              -          21,250
      Prepaid expenses and other current assets          407           -        3,315         2,998              -           6,720
                                                    --------   ---------    ---------     ---------     ----------       ---------
               Total current assets                    8,695      18,344      107,733        18,760        (60,808)         92,724
      Property, plant and equipment, net               3,752           -      239,002        91,979              -         334,733
      Intercompany loans receivable                        -     352,500            -             -       (352,500)              -
      Other non current assets                        51,674      11,673       91,869           176       (113,604)         41,788
                                                    --------   ---------    ---------     ---------     ----------       ---------
               Total assets                         $ 64,121   $ 382,517    $ 438,603     $ 110,915     $ (526,912)      $ 469,245
                                                    ========   =========    =========     =========     ==========       =========


Liabilities and Stockholders' Equity
  Current liabilities:
      Intercompany accounts payable                 $      -   $   2,488    $  30,840     $  27,480     $  (60,808)      $       -
      Bank borrowings                                      -       7,800            -             -              -           7,800
      Accounts payable                                 1,009           -       47,253         6,401              -          54,663
      Accrued expense and other liabilities            6,346       8,817       23,349         5,388              -          43,900
      Current portion of long-term debt                    -       6,800            -             -              -           6,800
                                                    --------   ---------    ---------     ---------     ----------       ---------
               Total current liabilities               7,355      25,905      101,442        39,268        (60,808)        113,162
      Long- term debt, less current portion                -     283,400            -             -              -         283,400
      Intercompany loans payable                           -           -      318,500        34,000       (352,500)              -
      Other long-term liabilities                        240           -        6,748             -              -           6,986
                                                    --------   ---------    ---------     ---------     ----------       ---------
               Total liabilities                       7,595     309,305      426,690        73,268       (413,308)        403,548
                                                    --------   ---------    ---------     ---------     ----------       ---------

    Stockholders' equity
      Common stock                                       685           -            -             -              -             685
      Additional paid in capital                     105,756      81,689       54,636        89,596       (225,921)        105,756
      Receivable from stockholders                    (1,505)          -            -             -              -          (1,505)
      Accumulated deficit                            (48,411)     (8,477)     (51,427)      (52,413)       112,317         (48,411)
      Accumulated other comprehensive income               -           -        8,705           464              -           9,169
                                                    --------   ---------    ---------     ---------     ----------       ---------
      Total stockholders' equity                      56,526      73,212       11,913        37,646       (113,604)         65,697
                                                    --------   ---------    ---------     ---------     ----------       ---------
      Total liabilities and stockholders'
          equity                                    $ 64,121   $ 382,517    $ 438,603     $ 110,915     $ (526,912)      $ 469,245
                                                    ========   =========    =========     =========     ==========       =========

   The accompanying notes are an integral part of these financial statements.

                                 ChipPAC, Inc.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine Months Ended September 30, 2000
                                 (In thousands)
                                   (Unaudited)

                                        Parent                           Non-
                                       Guarantor   Issuer              Guarantor
                                       ---------  --------    Other    ---------
                                          CPI     CP Int'l  Guarantors    CPS    Eliminations Consolidated
                                       ---------  --------  ---------- --------- ------------ ------------
Revenue:
  Intercompany revenue ..............   $ 21,206        --    $  8,306   $61,309     $(90,821)          --
  Customer revenue ..................         --        --     362,217        26           --     $362,243
                                        --------   -------    --------   -------     --------     -------
  Revenue ...........................     21,206        --     370,523    61,335      (90,821)     362,243
Cost of revenue .....................        662        --     296,884    52,182      (69,615)     280,113
                                        --------   -------    --------   ------     --------      -------
Gross profit ........................     20,544        --      73,639     9,153      (21,206)      82,130

Operating expenses:
  Selling, general &
   administrative ...................     17,273   $    30      26,204     1,706      (21,206)      24,007
  Research & development ............      3,749        --       4,214        18           --        7,981
                                        --------   -------    --------   -------     --------     --------
  Total operating expenses ..........     21,022        30      30,418     1,724      (21,206)      31,988
                                        --------   -------    --------   -------     --------     --------
Operating income (loss). ............       (478)      (30)     43,221     7,429           --       50,142

Non-operating (Income)
  Expense:
  Interest expense ..................         --    29,926      43,688     2,580      (46,264)      29,930
  Interest income ...................        (81)  (22,976)    (23,697)      (63)      46,264         (553)
  Foreign currency (gains)
   losses ...........................         --        --        (867)       71           --         (796)
  (Income) loss from investment in
   subsidiaries .....................    (21,525)  ( 2,856)    (41,875)       --       66,256           --
  Other (income)
   expenses, net ....................      7,864        --        (371)     (599)          --        6,894
                                        --------   -------    --------   -------     --------     --------
  Non-operating (income)
   expenses .........................    (13,742)    4,094     (23,122)    1,989       66,256       35,475
                                        --------   -------     --------  -------     --------     --------
Income (loss) before
 income taxes .......................     13,264    (4,124)     66,343     5,440      (66,256)      14,667
Provision for (benefit
 from) income taxes .................      3,917       242       4,696       442      ( 6,367)       2,930
                                        --------   -------    --------   -------     --------     --------
Income (loss) before
  extraordinary item ................   $  9,347   $(4,366)   $ 61,647   $ 4,998     $(59,889)    $ 11,737
Extraordinary item:
 Loss from early
  Extinquishment of debt,
   Net of related income
   Tax benefit ......................         --     2,390          --        --           --        2,390
                                        --------   -------    --------   -------      -------     --------
Net income (loss) ...................   $  9,347  $ (6,756)   $ 61,647   $ 4,998     $(59,889)    $  9,347
                                        ========   =======    ========   =======      =======     ========
Accretion of dividends on mandatorily
  redeemable preferred stock ........     (8,197)       --          --        --           --       (8,197)
Accretion of recorded value of the
  Intel warrant .....................       (990)       --          --        --           --         (990)
                                        --------   -------    --------   -------     --------     --------
Net income (loss) available to
  common stockholders ...............   $    160   $ (6,756)  $ 61,647   $ 4,998     $(59,889)    $    160
                                        ========   ========   ========   =======     ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Nine Months Ended September 30, 2000
                                 (In thousands)
                                   (Unaudited)

                                               Parent                              Non-
                                              Guarantor  Issuer                  Guarantor
                                              --------- --------      Other      ---------
                                                 CPI    CP Int'l    Guarantors     CPS      Eliminations    Consolidated
                                              --------- --------    ----------   ---------  -------------   ------------
Cash flows from operating activities:
 Net Income (loss) .........................  $ 9,347    $(6,756)     $ 61,647     $4,998     $ (59,889)     $  9,347
 Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities Depreciation and
 amortization ..............................    1,542         --        22,186      8,636            --        32,364
  Debt issue amortization ..................       --      1,485            --         --            --         1,485
  Foreign currency (gains) losses ..........       --         --          (467)        --            --          (467)
  (Gain) loss on sales of equipment.........       --         --           165       (184)           --           (19)
 Changes in assets and liabilities:
  Intercompany accounts receivable .........    2,912    (25,360)        8,876     (6,541)       20,113            --
  Accounts receivable ......................      (36)        --       (16,313)        --            --       (16,349)
  Inventories...............................       --         --         4,879     (2,611)           --         2,268
  Prepaid expenses and other assets ........   (2,080)      (620)       (6,217)      (447)           --        (9,364)
  Intercompany accounts payable ............       28         58        25,134     (5,107)      (20,113)           --
  Accounts payable .........................      457         33       (11,729)     4,165            --        (7,074)
  Accrued expenses & other liabilities .....    3,019     (4,496)      (16,746)     1,626            --       (16,597)
  Other long-term liabilities ..............       --         --         2,753         --            --         2,753
                                              -------    -------      --------     ------     ---------      --------
  Net cash provided by (used in) operating
   activities ..............................   15,189    (35,656)       74,168      4,535       (59,889)       (1,653)
                                              -------    -------      --------     ------     ---------      --------
Cash flows from investing activities:
  Acquisition of property, plant
   and equipment ...........................   (1,097)        --       (49,929)   (10,066)           --       (61,092)
  Proceeds from sales of equipment .........       79         --        21,614     (1,495)           --        20,198
  Malaysian acquisition. ...................       --         --       (54,835)        --            --       (54,835)
  Investments in subsidiaries ..............  (26,504)        --       (33,385)        --        59,889            --
                                              -------    -------      --------     ------     ---------      --------
  Net cash used in investing activities ....  (27,522)        --      (116,535)   (11,561)       59,889       (95,729)
                                              -------    -------      --------     ------     ---------      --------
Cash flows from financing activities:
  Net proceeds from short-term loans .......     (225)    29,810            --         --            --        29,585
  Net proceeds from long-term loans ........       --    (11,474)           --         --            --       (11,474)
  Intercompany loan (advances) payments ....       --    (52,500)       52,500         --            --            --
  Intercompany capital contributions .......  (64,451)    67,001       (10,414)     7,864            --            --
  Net proceeds from common stock
   issuance ................................   77,972         --            --         --            --        77,972
                                              -------    -------      --------     ------     ---------      --------
  Net cash provided by financing
   activities ..............................   13,296     32,837        42,086      7,864            --        96,083
                                              -------    -------      --------     ------     ---------      --------
Net increase (decrease) in cash ............      963     (2,819)         (281)       838            --        (1,299)
Cash and equivalents at beginning of
period .....................................    1,007      3,474        22,273      5,363            --        32,117
                                              -------    -------      --------     ------     ---------      --------
Cash and equivalents at end of period ......  $ 1,970    $   655       $21,992     $6,201     $      --      $ 30,818
                                              =======    =======       =======     ======     =========      ========



   The accompanying notes are an integral part of these financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     All references are to ChipPAC's fiscal quarters ended September 30, 2001 and September 30, 2000, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy, sales of new products and services, cost-cutting measures and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified in Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2000 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include political unrest, general economic conditions, the cyclical nature of the semiconductor industry, the risk that factors which allowed us to experience relatively good performance in industry downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, expenses attendant to acquisitions and strategic alliances, our ability to control expenses and the future development of marketing and service capabilities. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Three and nine months ended September 30, 2001 compared to three and nine months ended September 30, 2000:

Revenue

     Revenues were $74.7 million and $251.9 million in the three and nine months ended September 30, 2001, respectively, a decrease of 52.1% and 30.5% over the prior year periods, respectively. The drop in revenue is a product of lower end-market demand for our customers' products.

Gross Profit

     Gross profit during the three months and nine months ended September 30, 2001 was $2.0 million and $25.2 million, respectively, and decreased 94.3% and 69.3%, respectively, over the comparable prior year periods. The majority of the decrease was caused by soft demand leading to lower equipment utilization and lower average selling prices in the three and nine months ended September 30, 2001 compared to the same periods in 2000.

Although reductions in force, furloughs, plant shutdown days and other cost saving methods were used in the three and nine months ended September 30, 2001, they were insufficient to offset the decline in revenue.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $5.9 million and $25.6 million in the three and nine months ended September 30, 2001, respectively, a decrease of 39.2% from the three months ended September 30, 2000 and an increase of 6.6% over the nine month period ending September 30, 2000. Total selling, general, and administrative expenses for the three months ended September 30, 2001 were lower by $1.6 million or 21.4% from the quarter ended June 30, 2001. In the second half of 2000 we hired new personnel at the management level to accommodate both our expanded operations and our transition to a public company. As a result, we incurred additional expenses associated with hiring and maintaining employees in the areas of administration, sales, and marketing which did not occur in the quarter ended September 30, 2001. In addition, we recorded expenses associated with reduction in force and furlough costs of $3.0 million, that occurred in the nine months ended September 30, 2001 or will occur in future 2001 periods with no comparable costs in 2000.

Research and Development

     Research and development expense increased to $3.3 million and $10.7 million in the three and nine months ended September 30, 2001. This represents a 17.4% and 33.9% increase, respectively, over the prior year periods. The increases were mainly due to expenses in the three and nine months ended September 30, 2001 on Power packaging technology and processes that did not occur in the same period in 2000 plus additional spending on flip-chip technology development.

Interest Expense

     Total outstanding interest bearing debt increased to $362.0 million at September 30, 2001 compared to $320.1 million at September 30, 2000. The increase in debt was primarily due to purchases of capital equipment relating to business expansion offset by reductions due to debt pay down following our initial public offering in August 2000. Related interest expense was $9.4 million and $27.7 million for the three and nine months ended September 30, 2001, a decrease of 10.7% and 7.3% compared to the prior year periods. The reduction in interest expense was primarily due to reduced interest rates on our debt and lower average outstanding balance during the comparison periods.

Foreign Currency Losses (Gains)

     Net foreign currency losses (gains) were $0.02 million and ($0.24) million during the three and nine months ended September 30, 2001, respectively, compared to net (gains) of ($0.11) million and ($0.80) million during the three and nine months ended September 30, 2000, respectively. The gains and losses are primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term pension benefits payable to our Korean employees.

Other (Income) and Expenses

     Other (Income) and Expenses, net, was $(0.04) million and $7.9 million for the three months ended September 30, 2001 and 2000, respectively. Other Expenses for September 30, 2000 includes the one-time payment of $8.0 million, paid to Bain Capital and SXI Group in exchange for the termination of an advisory agreement which was entered into during our recapitalization in 1999. There were no equivalent expenditures related to this one-time payment in the three months or nine months period ended September 30, 2001.

Accretion of Dividends and Recorded Value of the Intel Warrant

     Accretion of dividends on preferred stock and recorded value of the Intel Warrant was $0 in the three and nine months ended September 30, 2001, a 100% decrease compared to $3.7 million and $9.2 million in the three and nine months ended September 30, 2000, respectively. All preferred stock was redeemed or converted to non-dividend bearing common shares subsequent to our Initial Public Offering in August 2000. The Intel Warrant expired unexercised in February 2001.

Income Taxes

     Income tax expense (benefit) for the three months and nine months ended September 30, 2001 was approximately $0 million and $(4.3) million, respectively, compared to $1.0 million and $2.9 million for the same periods ended September 30, 2000, respectively, for an effective tax rates of approximately 7.0% in the year 2001 and 20.0% in the year 2000. Concurrently with our recapitalization on August 5, 1999, the company was reorganized and as a result now has operations and earnings in jurisdictions with relatively low income tax rates, or where we enjoy tax holidays or other similar tax benefits. Income tax expenses (benefits) are recorded to the extent management believes they will be usable in the future.

Net (Loss) Income Available to Common Shareholders

     As a result of the items above, net (loss) available to common stockholders increased to ($16.4) million and ($33.6) million in the three and nine months ended September 30, 2001 compared to net (loss) income of ($2.1) million and $0.2 million for the three months and nine months ended September 30, 2000, respectively.

Liquidity and Capital Resources

     At September 30, 2001 we continued to have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. In connection with our June 30, 2000 acquisition of Intersil Corporation's Malaysian business, we obtained the ability to increase our revolving credit line by $25.0 million without further consent from our existing lenders. This additional capacity has not been activated. In addition, borrowings of up to $20.0 million are available for acquiring equipment and making other specified capital expenditures under the capital expenditure line of our senior credit facilities. We were able to borrow and repay under the capital expenditure line until July 31, 2001. Amounts that we have repaid or will repay under the capital expenditure line after July 31, 2001 will not be available to us as future credit facilities.
The final maturity for both these facilities is July 31, 2005.

     Our ongoing primary cash needs are for operations and equipment purchases. As of September 30 2001, we had borrowings of $28.4 million on our revolving line of credit.

     We have spent $8.1 million on capital expenditures during the three months ended September 30, 2001. We spent $24.7 million in capital expenditures during the three months ended September 30, 2000.

     Under the terms of the agreement relating to our acquisition of the Malaysian business, during the period from June 1, 2000 to June 30, 2003, Intersil is entitled to receive additional contingent incentive payments based upon the achievement of milestones relating to the transfer of business currently subcontracted by Intersil to a third party. In the event that Intersil were to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate. As of September 30, 2001 we have paid Intersil $ 4.7 million and accrued an additional $1.5 million of payments under this arrangement.

     In June 2001, we issued $50.0 million of convertible subordinated notes and $15.0 million of senior subordinated notes. A majority of these funds were used to pay down our term loans and revolving loans. As of September 30, 2001, our debt consisted of $362.0 million of borrowings, which was comprised of $28.4 million of revolving loans, $118.6 million in term loans, $165.0 million of senior subordinated notes and $50.0 million of convertible subordinated notes.

     Our debt instruments require that we meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio and minimum fixed charge coverage ratio. In conjunction with our $65.0 million private placement in June 2001, the lendors of our senior credit facility amended the financial tests for the period July 1, 2001 through December 31, 2004. These debt instruments also contain covenants restricting our operations. There were no violations of these covenants through September 30, 2001.

     The weakness in demand expected in 2001 for packaging and test services has and is expected to continue to adversely affect our cash flow from operations. We believe that our existing cash balances, cash flows from operations, available equipment lease financing, available borrowings under our senior credit facilities and the net proceeds from our completed initial public offering, concurrent private placement of stock and subsequent private placement of notes will be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the next twelve months. In addition, at present, our customers have much lower than normal visibility into the future. According to current projections, we might violate certain covenants in the fourth quarter of 2001. We are in discussions with the banks to obtain a waiver, if necessary. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of our secured bank facility, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We have no derivative financial instruments. We have long-term debt that carries fixed and variable interest rates. A fluctuation in interest rates of 1% would increase our annual interest charge by approximately $2.9 million. The exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, we negotiated with the large majority of our material and equipment suppliers to denominate purchase transactions in U.S. Dollars. Second, on October 1, 1999, we changed our functional currency to the U.S. Dollar from the local currencies of our Korean and Chinese subsidiaries.

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

Item 2. Changes in Securities and Use of Proceeds

     On June 22, 2001, ChipPAC sold $50 million aggregate principal amount of its 8% Convertible Subordinated Notes due 2011 to Citicorp Mezzanine III, L.P. for an aggregate purchase price of $50 million. These convertible notes may be converted into shares of our Class A common stock at any time prior to the maturity date, unless previously redeemed or purchased, at a conversion price of $9.96 per share, subject to adjustment in certain circumstances. The Convertible Notes are currently convertible into 5,020,080 shares of Class A common stock. This offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D of the Securities Act.

      Also on June 22, 2001, ChipPAC sold $15 million aggregate principal amount of its 12-3/4% Senior Subordinated Notes due 2009 to Citicorp Capital Investors, Limited for an aggregate purchase price of $14.7 million. This offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D of the Securities Act.


Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

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

      10.36 Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

      10.37 Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

      10.38 Form of Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and Bain Capital, Inc.**

      10.39 Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000 by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and SXI Group LLC.**

      10.40 Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 2000).

      10.41 Employment letter agreement, dated as of March 18, 1998 between ChipPAC, Inc. and Gregory Bronzovic (incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 2000).

      10.42 Employment letter agreement, dated as of April 16, 1999 between ChipPAC, Inc. and Robert Bowden (incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 2000).

      10.43   Employment letter agreement, dated as of September 2, 1998 between

ChipPAC, Inc. and Marcos Karnezos (incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 2000).

    10.44 Indenture, dated as of June 15, 2001, by and among ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001).

    10.45 Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001).

    10.46 Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P. (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001).

    99.1 Risk Factors (incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 2000).

-----------------------
 * Incorporated by reference to the Company's registration statement on Form S-4 (No. 333-91641).

**   Incorporated by reference to the Company's registration statement on Form
S-1 (No. 333-39428).

 +   Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b) Reports on Form 8-K.

     None.


--------------------------------------------------------------------------------

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

                                      /s/ Robert Krakauer
                                    --------------------------------------------

                                       ROBERT KRAKAUER
                                    (as Registrant and Chief Financial Officer)


                                      /s/ Michael G. Potter
                                    --------------------------------------------


                                       MICHAEL G. POTTER
                                       Controller
                                    (as Principle Accounting Officer)

                                      November 14, 2001

--------------------------------------------------------------------------------