Form 10-K
period 2001-12-31
CHIPPAC INC
filed 2002-04-01
CIK 1093779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

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

                   47400 Kato Road, Fremont, California 94538
               (Address of Principal Executive Offices, Zip Code)

        Registrant's telephone number, including area code (510) 979-8000

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                    Name of Each Exchange on
                                                           Which Registered

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A common stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO ___
                                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

        Aggregate market value of voting stock held by non-affiliates of the registrant as of March 13, 2002:

                                $256,905,709

81,031,705 shares of the Registrant's Class A common stock were outstanding on March 13, 2002. No shares of the Registrant's Class B common stock were outstanding on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement related to the 2002 Annual Meeting of Stockholders, to be filed subsequent to the date hereof - Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I .........................................................................      3
  Item 1.   BUSINESS ...........................................................      3
  Item 2.   PROPERTIES .........................................................     14
  Item 3.   LEGAL PROCEEDINGS ..................................................     15
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................     15
PART II ........................................................................     16
  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ................................................     16
  Item 6.   SELECTED FINANCIAL DATA ............................................     17
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ..........................................     18
  Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK ...............................................................     30
  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........................     32
  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ...........................................     77
PART III .......................................................................     77
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................     77
  Item 11.  EXECUTIVE COMPENSATION .............................................     77
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT .........................................................     77
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................     77

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K ................................................................     77

Part I

ITEM 1. BUSINESS

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "target," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 of this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Industry

     ChipPAC is one of the world's largest independent providers of semiconductor packaging, test, and distribution services. We offer one of the broadest portfolios of leaded and laminate packages for integrated circuits. We supply packaging solutions to the leading semiconductor companies that service the computing, communications and multi-application end markets. We are a leader in providing high end packaging solutions, including ball grid array packages, or BGA packages, the most advanced type of mass produced package. In addition to providing assembly and test services on a global basis, we are the largest semiconductor packaging and test service provider in mainland China. As consumers demand smaller electronic devices with more functionality, there is a greater requirement for power regulation and generation, which we expect to drive demand for our power packages. We are the leader in high-volume assembly, test and distribution of discrete and analog power packages. We are also one of the leading providers of advanced packaging products that address the needs of semiconductors used in wireless LAN and handset applications, including chip-scale, stacked die and flip-chip technologies.

     Our online design and characterization process, referred to as SmartDESIGN(TM), is a proprietary web-based design collaboration system that provides a higher rate of product qualification, improved technical performance and shorter time-to-market service for our customers. This system enables us to link to our customers via the Internet to perform package design, electrical, thermal and mechanical analysis and to model end system performance.

     Outsourcing of packaging and test services to independent packagers like ChipPAC continues to expand due to several factors, including time-to-market pressures, cost reduction, resource allocation, equipment utilization, the increased technological complexity of packaging and the growth of fabless semiconductor manufacturers. Historically, outsourced semiconductor manufacturing services have grown faster than the semiconductor market as a whole. Management believes that the lack of investments in assembly and test capacity by semiconductor manufacturers during the recent downturn in the semiconductor industry will position outsourced providers well to capture enhanced volume levels during the next upturn in the cycle. According to TechSearch International, Inc., outsourcing for high-end package solutions such as BGA and chip-scale packages, or CSP, is forecasted to grow at a compounded annual rate of 11.6% and 12.8%, respectively, from 2000 to 2005.

     The semiconductor industry has historically experienced volatility, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry is presently recovering from a downturn, and we expect conditions to improve in 2002. This downturn has been the worst that the industry has experienced with year over year decline of 32% (according to the Semiconductor Industry Association).

     Our headquarters are located in Fremont, California and our manufacturing facilities are strategically located in China, Malaysia and South Korea, to address the global needs of our customers. We also have design centers in Arizona and South Korea to provide 24-hour design support to our customers.

     The packaging and test industry is highly fragmented as we compete against a number of established independent packaging houses as well as the internal capabilities of many of our largest customers. We believe however, that the following business strengths differentiate us from our competitors:

  . High End Technology Expertise--We are one of the world's largest providers of outsourced BGA packages, which accounted for approximately 46.0% and 55.8% of our packaging revenue for the year ended December 31, 2001 and 2000, respectively. Our BGA packages are used for most high-end applications such as providing non-microprocessor packaging requirements for computing and communications devices, including graphics for nVIDIA Corporation, personal computer chipset for Intel Corporation, Code Division Multiple Access ("CDMA") chipsets for Qualcomm Incorporated and flash for wireless handsets. Our advanced package portfolio also includes next generation flip-chip technology for system on a chip, or SOC, which is used in network servers and telecom switching devices, as well as multi-die packaging for digital signal processors, or DSPs, and other wireless chipsets. In addition, we have critical expertise for testing radio frequency ("RF") devices. We believe that our advanced technology expertise and our commitment to research and development will enable us to continue to drive the development of solutions for next generation semiconductor packages.

  . Leader in Growing Power/Analog Segment--We are the leader in high-volume semiconductor assembly and test services for discrete, analog, RF and mixed-signal technologies for power products. Power products manage the electricity requirements for multiple components, ensuring an accurate and efficient flow of voltage so electronic devices run longer and more efficiently. Our Malaysian business supports a number of the world's major power and analog semiconductor manufacturers, including Fairchild Semiconductor International, Inc., NEC Corporation, Siliconix Incorporated, STMicroelectronics, Inc. and Vishay Intertechnology, Inc. As electronics become increasingly global, portable, complex and performance-driven, the demand for power regulation increases exponentially. A broad and fast-growing range of end markets, including portable devices, household appliances, automotive systems and telecommunications, will continue to drive power semiconductor usage and the demand for our power products.

  . Strategic Geographic Diversification--We are strategically located to take advantage of industry outsourcing trends. Cahners In-Stat predicts that within the next ten years, China will be the second largest market in the world for semiconductors. Our Shanghai, China facility, which was established in 1994, is the largest packaging and test provider in China, and we are the first independent provider of chip-scale BGA packages in that country. We provide local content for products sold into the Chinese market, including cellular telephones and portable devices where local content requirements are being driven by the Chinese government. Our high-volume packaging site for advanced BGA packages is in Ichon, South Korea, which is significant for its proximity to semiconductor manufacturers entering the wafer foundry business, large semiconductor customers and an available pool of highly-skilled research and development and technical staff. Our Malaysian facility in Kuala Lumpur positions us to benefit from the growth in fabless manufacturing taking place in Southeast Asia. Our headquarters in Silicon Valley and state-of-the-art research and development facilities in Arizona and South Korea are located near our customers and provide us with the distinct ability to work on a 24-hour-basis with our customers in the design process and in supply chain management.

  . New and Diversifying Customer Base--We continue to diversify our customer base and end markets. In 2001, we provided services to over 70 customers worldwide. We increased our customer diversification by adding 27 new customers in 2000 and 14 in 2001, including Fairchild, Linfinity Microelectronics, Inc., Siliconix, STMicroelectronics, Texas Instruments Incorporated and Vishay. In particular, we added eight new customers in the power semiconductor segments. Excluding the effect of our largest customer in the computing segment, the total revenue from the rest of our customer base grew at a compound rate of 36.9% from 1999 to 2001.

  . Long-Term Partnership with Key Customers--We received approximately 65.9% of our revenue for the year ended December 31, 2001 with customers we have long-term agreements with. We believe these agreements provide a competitive advantage during cycles as price incentives and volume terms ensure a leading outsourced position with these customers. We have entered into a supply agreement with Qualcomm under which we will provide packaging and test services for their CDMA chipsets and RF components. We have a supply agreement with Fairchild to supply discrete power products for silicon-based power devices for the computer, communications, industrial, automotive and space and defense end-user markets. We also have an agreement with Intersil Corporation to assemble and test its PRISM(R) wireless LAN chipsets as well as its other analog and mixed signal semiconductors. Lastly, we support LSI Logic Corporation's flip-chip technology through a license and supply agreement.

  . Among the Leaders in Growing Test Services--Through our long-term partnerships and existing customer base, we are well positioned to capitalize on the rapid growth of outsourced testing by semiconductor producers. This growth in outsourced testing is driven by the increasing demand for mixed-signal and high performance logic devices that require greater capital expenditures on testing equipment. We have made significant capital expenditures on testing equipment that provides us with the capability to test mixed-signal, digital logic, memory, power and RF devices. By increasing our emphasis on our test business and adding capacity, we have significantly increased our test revenue over the last four quarters, and we expect this growth to continue. Our test business revenue grew to $45.5 million in 2001, an increase of $35.0 million from $10.5 million in 1999.

Our Services

     We offer semiconductor packaging and test services to the semiconductor industry, with products and service offerings in communications, computing and multi-applications end markets. Approximately 86.2% and 90.8% of our revenue were derived from packaging services during the years ended December 31, 2001 and 2000 respectively. Approximately 13.8% and 9.2% of our revenue were derived from test services during the years ended December 31, 2001 and 2000, respectively.

     Since customers require their suppliers to pass a lengthy and rigorous qualification process that can be costly to the customers, we believe they generally do business with a few suppliers. As our services are considered part of the customer's manufacturing infrastructure, we must have dedicated resources and systems to provide flexible manufacturing, quick-turns and real-time information transfers.

     Packaging

     We have provided semiconductor packaging and test services since 1984, and offer a broad range of packaging formats for a wide variety of electronics applications. Our two types of packaging services, leaded and substrate, or BGA, contributed approximately 40.2% and 46.0%, respectively, of revenue for the year ended December 31, 2001.

     Leaded Packaging

     Leaded packaging is the most widely used packaging type and is used in almost every electronics application, including automobiles, household appliances, desktop and notebook computers and telecommunications. Leaded packages have been in existence since semiconductors were first produced. Leaded devices comprised approximately half of the total industry packaging volume. Leaded packages are characterized by a semiconductor die encapsulated in a plastic mold compound with metal leads surrounding the perimeter of the package. With leaded packages, the die is attached to a leadframe (a flat lattice of leads). The die is then encapsulated in a plastic or ceramic package, with the ends of the leadframe leads protruding from the edges of the package to enable connection to a printed circuit board. This packaging type has evolved from packages designed to be plugged into a printed circuit board by inserting the leads into holes on the printed circuit board to the more modern surface-mount design, in which the leads or pins are soldered to the surface of the printed circuit board. Specific packaging customization and improvements are continually being engineered to improve electrical and thermal performance, shrink package sizes and enable multi-chip capability.

     We offer a wide range of lead counts and body sizes within this packaging group to satisfy customer die design variations. Our traditional leaded packages are at least three millimeters in thickness and include PDIP, PLCC, and SOIC. Our advanced leaded packages are thinner than our traditional leaded packages, approximately 1.4 millimeters in thickness or less, and have a finer pitch lead spacing, allowing for a higher pin count and greater functionality in a smaller package foot print. Our advanced leaded packages include LFCSP, MQFP, TQFP, iQUAD, TSSOP and SSOP. Our acquisition of the Malaysian business in 2000, added power packages to our portfolio.

     Power Packaging

     Power semiconductors are used in a variety of end-markets, including telecommunications and networking systems, computers and computer peripherals, consumer electronics, electronic office equipment, automotive systems and industrial products. These end markets increasingly depend upon power regulation in the trend toward smaller devices and longer operating times. Packaging manufacturers are left to contend with shrinking die geometries owing to continued emphasis upon greater mobility and portability. Power semiconductors typically involve higher current and voltage levels than memory, logic and microprocessor devices. The high current involved with switching on/off high voltages and the phase control of AC signals results in considerable power dissipated internally that produces heat. Thus our power packages are designed in such a way as to conduct the resultant heat away from the die as power is dissipated, preventing the power device from being destroyed.

     Power package assembly is somewhat different from non-power IC assembly as it often employs special solder alloys requiring different semiconductor bonding machines. Higher current levels of power semiconductors likewise require larger diameter aluminum and gold wire than non-power IC's to carry the load. Our Malaysian facility maintains a vast array of these special machines needed for power semiconductor assembly and test. With a capacity of over 25.0 million units per week, we are the industry leader in power package assembly supporting a number of the world's major power semiconductor manufacturers, including semiconductor manufacturers, including Intersil, Fairchild, NEC, Siliconix, STMicroelectronics and Vishay, whose products are designed into power supplies, battery chargers, ignition modules, voltage regulators, motor controllers and power management devices.

     BGA Packaging

     Substrate packaging, or BGA, represents one of the fastest growing areas in the packaging industry and is used primarily in computing platforms, networking, hand held consumer products, wireless communications devices, personal digital assistants, video cameras, home electronic devices such as DVDs and home video game machines. BGA technology was first introduced as a solution to problems associated with the increasingly high lead counts required for advanced semiconductors. As the number of leads surrounding the integrated circuit increased, high lead count packages experienced significant electrical shorting problems. The BGA methodology solved this problem by effectively creating leads on the bottom surface of the package in the form of small bumps or solder balls. In a typical BGA package, the semiconductor die is placed on top of a plastic or tape laminate substrate rather than a leadframe. The die is connected to the circuitry in the substrate by a series of fine gold wires that are bonded to the top of the substrate near its edges. On the bottom of the substrate is a grid of metal balls that connect the packaged device to a printed circuit board. Benefits of BGA packaging over leaded packaging include:

  .  smaller size;

  .  greater pin count, or number of connections to the printed circuit board;

  .  greater reliability;

  .  better electrical signal integrity; and higher power dissipation

  .  easier attachment to a printed circuit board.

     We supply our customers with substantially the entire family of BGA packaging services offered in the marketplace today, including:

  . Standard BGA. Standard BGA packaging has a grid array of balls on the underside of the integrated circuit, and is used in high-performance applications, like personal computer chipsets, graphic controllers and DSPs. A standard BGA package generally has greater than 100 pins. Standard BGA packages have better thermal and electrical performance than leaded packages. They also feature more advanced surface mount technology, allowing for easier handling in the packaging process. Standard BGA packaging services accounted for 73.1%, 79.3% of our BGA packaging revenue in the years ended December 31, 2001 and 2000, respectively.

  . Chip-Scale BGA. Chip-scale BGA packaging includes all packages where the package is less than 1.2 times the size of the silicon die. Chip-scale BGA is a substrate-based package that is designed for memory devices and other medium pin count semiconductors and requires dense ball arrays in very small package sizes, like wireless telephones and personal digital assistants, video cameras, digital cameras and pagers.

  . System-in-Package (SiP) is family of chip-scale-Packages that contain many (1-4) stacked semiconductor die in one package. This technology allows greater functionality in the same package footprint and thickness without significant cost increase. These packages are used in wireless handsets, consumer products and mobile computing applications.

  . Flip-chip BGA packaging in which the silicon die is directly attached to the substrate using gold bumps instead of solder balls provides the most dense interconnect at the lowest cost and highest performance. Flip-chip BGA technology is used in a wide array of applications ranging from consumer products to highly sophisticated application specific integrated circuits, referred to as ASIC, computer chipsets, graphics and memory packages. While we believe that flip-chip BGA represents the next generation of BGA packaging technology, we believe that standard BGA and chip-scale BGA packaging will experience long life cycles as have many of our leaded packaging solutions.

        The following chart summarizes the different types of packaging services we offer and revenue for the year ended December 31, 2001. The full names of each packaging type are provided in the Glossary accompanying our registration statement on Form S-1 (Registration Number 333-39428).

      Year Ended              Year Ended
   December 31, 2001       December 31, 2000
----------------------------------------------
               % of
Revenue        total       Revenue         % of Total              Package Types                Application                    Pin
(In millions)  Assembly   (In millions)    Assembly                                                                           Count
Leaded         Revenue                     Revenue
 $  104.9       37.0%      $ 132.2       29.4%  Traditional:   PDIP, PLCC, SOIC, SSOP,      Telecommunications,              2 - 84
                                                               TSOP, TSSOP, SIP, DPAK,      automobiles, household
                                                               D2PAK, Power, and Hermetic   and appliances, and
                                                                                            desktop and notebook
                                                                                            computers
                                                                                            Personal computers
 $   27.2        9.6%      $  40.8        9.1%  Advanced:      MQFP, TQFP, LQFP,            and telecommunications         32 - 208
                                                               and iQUAD (TM)

Laminate

 $  110.9       39.2%      $ 218.3       48.7%  BGA:           PBGA, M2BGA (TM)             Personal computer            100 - 2000
                                                               TBGA, EBGA, and              chipsets,
                                                               Flip PAC (TM)                graphic controllers,
                                                                                            high-end
                                                                                            network servers
                                                                                            products,
                                                                                            application specific
                                                                                            integrated
                                                                                            circuits,
                                                                                            microprocessors
                                                                                            and memory packages.
 $   40.2       14.2%      $  57.7       12.8%  Chip Scale     EconoCSP (TM), M2CSP (TM),   Wireless telephones,            6 - 352
                                                Packages       Micro BGA (TM), LFCSP,       personal
                                                (CSP):         BCC, and Flip Chip CSP       digital assistants,
                                                (CSP):                                      video cameras, wireless pagers,
                                                                                            and wirelss LAN


Test Services

     We also provide our customers with semiconductor test services for a number of device types, including mixed-signal, digital logic, memory, power and RF devices. Semiconductor testing measures and ensures the performance, functionality and reliability of a packaged device, and requires knowledge of the specific applications and functions of the devices being tested. In order to enable semiconductor companies to improve their time-to-market, streamline their operations and reduce costs, there has been an increasing trend toward outsourcing both packaging and test services. We have capitalized on this trend by enhancing our test service capabilities. Our test revenue was essentially flat in 2001 compared to 2000 in a year where overall sales in the industry were significantly down compared to the prior year. In 2000, we achieved 251% year-over-year growth in test revenue compared to 1999. The acquisition of the Malaysian business expanded our mixed-signal testers and provides us with critical expertise for testing RF devices, one of the fastest growth areas for test outsourcing. We have also noted an increased demand from our customers to provide both assembly and test services on a full turn-key basis.

     In order to test the capability of a semiconductor device, a semiconductor company will provide us with its proprietary test program and specify the test equipment to run that program. Alternatively, our customers at times may consign their test equipment to us. Our test operators place devices to be tested on a socketed, custom load board and insert the load board into the test equipment which then tests the devices using software programs developed and supplied by our customers. The cost of any specific test and the time, usually measured in seconds, to run a test vary depending on the complexity of the semiconductor device and the customer's test program.

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

  Other Services

   We also provide a full range of other value-added services, including:

   . Design and Characterization Services. We offer design and characterization services at our Chandler, Arizona and Ichon, South Korea facilities. Our design engineers at these facilities select, design and develop the appropriate package, leadframe or substrate for that device by simulating the semiconductor's performance and end-use environment.

   . Dry Pack Services. In order to prevent the failure of any semiconductors due to exposure to moisture during shipping, we "dry pack" most of our packaged integrated circuits in specially sealed, environmentally secure containers.

   . Tape and Reel Services. Many electronic assembly lines utilize "tape and reel" methods in which semiconductors are attached to a tape to enable faster attachment to the printed circuit board. We offer a service in which we ship packaged and tested devices on a tape and reel mechanism rather than in a tray, to facilitate the assembly process.

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

Customers

     In 2001, we provided packaging and test services to over 70 customers worldwide. We increased our customer diversification by adding 16 new customers in 2001 including Fairchild, Linfinity Microelectronics, Siliconix, STMicroelectronics, Texas Instruments and Vishay. Our customers also include Atmel Corporation, International Business Machines Corporation, Intel, Intersil, LSI Logic, nVIDIA, Qualcomm and Samsung Semiconductor. All of these customers are representative of our various services offered.

     In 2001 and 2000, the Company had four and two customers, respectively, over 10% of sales. These customers were as follows:

             Year ended December 31,
             -----------------------
  Customer      2001            2000
  --------      ----            ----
 Intersil      20.2%   (less than)10%
 Intel         18.3%            34.4%
 LSI Logic     12.8%            12.6%
 Atmel         10.0%   (less than)10%



         We anticipate that this customer concentration will decrease as we add new customers for which we have already become qualified and customers with which we are undergoing qualification.

         Our customers are located around the world, but principally in the United States of America, Asia and Europe. The following table details the percentage of total revenue we received from each of these principal geographic locations:

                                           Year Ended
                                           December 31,
                                           -----------
                                           2001    2000
                                           ----    ----

        United States of America .......   92%     83%
        Asia ...........................    6      14
        Europe .........................    2       3
                                          ---     ---
           Total .......................  100%    100%
                                          ===     ===


     In general, our customers principally rely on at least two independent packagers. A packaging company must pass a lengthy and rigorous qualification process that can take a minimum of three months for a typical leaded package and can take more than six months for a typical BGA package and, in each case, can cost the customer approximately $250,000 to $300,000. Once a primary packager has been selected, that packager gains insight into its customer's business operations and an understanding of its products as part of the overall working relationship. These factors, combined with the pressures of a semiconductor company to meet the time-to-market demands of its customers, result in high switching costs for semiconductor companies, making them adverse to changing or adding additional suppliers. We have been successful in attracting new customers because we are one of a few independent packaging and test companies that offers packaging, test and distribution services for a full portfolio of packages.

Marketing, Sales and Customer Support

   We provide sales support to our customers through an international network of offices coordinated from our British Virgin Islands company and located in:

   .  United States of America:

      .  Fremont, California
      .  Chandler, Arizona,
      .  Boston, Massachusetts,
      .  Dallas, Texas,
      .  Palm Bay, Florida,

   .  Kampen, The Netherlands,

   .  Tokyo, Japan,

   .  Shanghai, China,

   .  Ichon, South Korea,

   .  Singapore and

   .  Kuala Lumpur, Malaysia

         Our account managers, applications engineers, customer service representatives and sales support personnel form teams that focus on a specific customer or geographic region.

         As is industry practice, we operate with essentially no order backlog due to our quick cycle times. Customers deliver near-term forecasts and release production die to us in daily or weekly increments for packaging, test and distribution. These near-term forecasts guide us as to anticipated volumes, but provide no meaningful backlog statistics. Substantially all of our materials inventory is purchased based on customer forecasts, we carry small quantities of inventory and we have relatively low levels of finished goods inventory.

         Our marketing efforts focus on creating a brand awareness and familiarity with our advanced device packaging technologies and an understanding of our end-user market applications in wireless handset and PDA graphics, PC chipsets, wireless LAN, memory, storage and networking. We market our leadership in advanced packaging, test technology, and distribution and our ability to supply a broad line of packaging and test services to the semiconductor industry. We target engineers and executive level decision makers through a direct sales force, the delivery of "white papers" at industry conferences, quarterly mailings of technical brochures and newsletters, advertisements in trade journals and our website.

Suppliers

         Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are lead frames, rigid and flexible substrates, gold wire and molding compound. We purchase materials based on the demand forecasts of our customers. Our customers are responsible for the costs of any unique materials that we purchase but do not use, particularly those lead frames and substrates that are ordered on the basis of customer-supplied forecasts. We work closely with our primary materials suppliers to insure the timely availability of materials supplies, and we are not dependent on any one supplier for a substantial portion of our materials requirements. We do not see the need for long-term supply contracts and therefore have no significant agreements with materials suppliers. The materials we procure are normally available and we are able to meet our production requirements from multiple sources through periodic negotiation and placement of written purchase orders. We combine our global requirements into centrally negotiated blanket purchase orders to gain economies of scale in procurement and more significant volume discounts. Approximately 82.0% and 65.0% of our substrate costs in the years ended December 31, 2001 and 2000, respectively, were incurred from the purchase of materials from South Korea, with the balance coming primarily from Japan and Taiwan. We expect that in the next several years, an increasing portion of our materials will be supplied from sources in China, Taiwan, and Southeast Asia.

         Our packaging operations and expansion plans also depend on obtaining adequate quantities of equipment on a timely basis. To that end, we work closely with our major equipment suppliers to insure that equipment deliveries are on time and the equipment meets our stringent performance specifications.

Intellectual Property

         Our ability to develop and provide advanced packaging technologies and designs for our customers depends in part on our proprietary know-how, trade secrets and other non-patented, confidential technologies, which we either own or license from third parties. We have licenses to use numerous third party patents, patent applications and other technology rights, as well as trademark rights, in the operation of our business. Under the patent and technology license agreement that we entered into with Hynix Semiconductor, which we refer to as the Hynix Semiconductor License, we obtained a non-exclusive license to use intellectual property in connection with our packaging activities.

         Following expiration of its initial term on December 31, 2003, the Hynix Semiconductor License may be extended by us from year to year upon payment of a nominal annual license fee. Hynix Semiconductor may terminate the Hynix Semiconductor License prior to December 31, 2003 if we breach the Hynix Semiconductor License and do not cure that breach within the applicable time period, or in the event of our bankruptcy or similar event, or if a force majeure event prevents performance of the agreement.

         In August 2001, we entered into a License Agreement with Fujitsu Limited, which we refer to as the Bump Chip Carrier ("BCC") License Agreement, under which we have obtained a non-transferable, non-exclusive and world-wide license, under certain Fujitsu patents and technical information relating to Fujitsu's proprietary BCC technology. The BCC License terminates in August 2006. Subsequent to the five- year term of the license, the agreement shall be extended on an annual basis, unless notification of intent to terminate the agreement is made by either party.

         We have entered into a License Agreement with Tessera, Inc., which we refer to as the Tessera License, under which we have obtained a worldwide, royalty-bearing, non-exclusive license under specified Tessera patents, technical information and trademarks relating to Tessera's proprietary IC packages, most significantly its mBGA(TM), or micro BGA, packages. The Tessera License will run until the expiration of the last Tessera patent licensed under the Tessera License. Accordingly, the expiration of the Tessera License will not occur until sometime after February 2018, which is the earliest date that all patents licensed under the Tessera License may expire.

         In connection with our recapitalization in 1999, (see Note 1 to the consolidated financial statements), we obtained a non-exclusive sublicense from Hynix Semiconductor under patents owned by Motorola for use in connection with our BGA packaging process. The initial term of our sublicense under the Motorola patents will expire on December 31, 2002. This sublicense requires Hynix Semiconductor to use commercially reasonable efforts to extend or renew its license from Motorola prior to its expiration on December 31, 2002 and obtain from Motorola the right to grant us a sublicense on the same terms and conditions as those of any extended or renewed license.

         We have entered into three license agreements with LSI Logic. Under the first license, which we refer to as the LSI flip-chip license, we received a worldwide, non-exclusive, royalty-bearing license to use LSI packaging technology and technical information to manufacture, use and sell flip-chip semiconductor devices having at least 200 solder balls. Our rights under the LSI flip-chip license will become perpetual and irrevocable upon our payment of fees or January 1, 2004, whichever occurs first. LSI Logic may terminate the LSI flip-chip license if, before our rights have become perpetual and irrevocable, we breach the LSI flip-chip license and do not cure that breach within the applicable time period, or in the event of our bankruptcy or similar event.

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

     Our third license from LSI Logic, which we refer to as the LSI EPBGA license, grants us a worldwide, non-exclusive license under LSI packaging technology and technical information to manufacture, use and sell semiconductor device assemblies having EPBGA (enhanced plastic ball grid array) packaging. Our rights under the LSI EPBGA license are perpetual but LSI Logic may terminate the LSI EPBGA license if we breach the LSI EPBGA license and do not cure that breach within the applicable time period, or in the event of our bankruptcy or similar event.

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

      Our primary registered trademark and trade name is "ChipPAC(R)." We own or are licensed to use other secondary trademarks.

Research and Development

      Our research and development efforts are focused on developing new packages, assembly and test technologies and on improving the efficiency and capabilities of our existing packaging and test services. Technology development is a basic competence of ChipPAC and a key competitive factor in the packaging industry. We have invested considerable resources and we are among the leaders in new product and technology development. During the past two years, we have introduced the following new package families:

      .     Flip-Chip CSP    Flip-Chip chip scale package
      .     EconoCSP/(TM)/   Econo chip scale package
      .     M/2/CSP/(TM)/    Molded multi-die chip scale package
      .     MicroBGA         Micro ball grid array
      .     LFCSP/(TM)/      Lead frame chip scale package
      .     EconoLGA/(TM)/   Econo land grid array
      .     M/2/BGA/(TM)/    Molded multi-die ball grid array
      .     FlipPAC/(TM)/    Flip package
      .     TBGA-I           Tape ball grid array one electrical plane
      .     TBGA-II          Tape ball grid array two electrical plane
      .     TEBGA+           Thermally enhanced ball grid array plus integrated
                               passive component
      .     iModule/(TM)/    Integrated module

      Materials engineering plays a critical role in advanced packaging and has enabled us to develop environmentally friendly lead free and halogen free packaging already required by several of our customers.

      We have established two design centers where new packages are designed and fully characterized for performance and tested both for package and system level reliability to meet end customer needs.

      During 2001 and 2000, we spent approximately $14.2 million and $12.0 million, respectively, on research and development.

Competition

      The packaging and test industry is highly fragmented. Our primary competitors and their primary locations are as follows:

      .     Advanced Semiconductor Engineering, Inc.--Taiwan

      .     Amkor Technology, Inc.--South Korea and the Philippines

      .     ASE Test Limited--Taiwan and Malaysia

      .     Siliconware Precision Industries Co., Ltd.--Taiwan

      Each of these companies has significant packaging capacity, financial resources, research and development operations, marketing and other capabilities, and has some degree of operating experience. These companies also have established relationships with many large semiconductor companies, which are current or potential customers of ours. We also compete with the internal packaging and testing capabilities of many of our largest customers. We believe the principal elements of competition in the independent semiconductor packaging market include time-to-market, breadth of packaging services, technical competence, design services, quality, yield, customer service and price. We believe that we compete favorably in these areas.

      Due in significant part to the lengthy and costly process of qualifying a supplier, most semiconductor manufacturers generally have two or more sources of packaging services.

Employees

      As of December 31, 2001, we employed 5,445 full-time employees, of whom approximately 109 were employed in research and development, 5,039 in packaging and test services and 297 in marketing, sales, customer service and administration.

      Approximately 1,400 of our employees at the Ichon, South Korea facility are represented by ChipPAC Korea Labor Union and are covered by collective bargaining and wage agreements. The collective bargaining agreement, which covers basic union activities, working conditions and welfare programs, among other things, is effective to May 1, 2003 and the wage agreement is effective to May 1, 2002. We believe that we have good relationships with our employees and unions.

ITEM 2. PROPERTIES

      Our corporate headquarters are located in Fremont, California, and we provide all packaging, test and distribution services through facilities in Ichon and Chungju, South Korea, Shanghai, China and Kuala Lumpur, Malaysia. The Ichon facility was founded in 1985 and is both ISO-9002 and QS-9000 certified. The Shanghai facility was founded in 1994 and is also ISO-9002 certified and QS-9000 certified. The Kuala Lumpur facility is ISO-9002, QS-9000 and ISO-14001 certified.

      The following chart summarizes the information about our facilities:

                                                                           Principal Packaging or
Facility Location       Leased/Owned  Sq. Ft. Functions/Services           Service Provided
---------------------  -------------- ------- ------------------------     -----------------------------
Fremont, California        Leased     56,320  Executive Offices,              Sales, Marketing,
                                              Research and Development,       Administration and
                                              Sales, Marketing and            Design Review Services
                                              Administration

Pleasanton, California     Leased      1,800  Sales, Marketing and            Sales, Marketing and
                                              Administration                  Administration Services

Chandler, Arizona          Leased      5,000  Research and Development,       Design and Characteri-
                                              Sales and Marketing             zation Services

Shanghai, China            Owned (1) 442,000  Packaging and Test Services,    Leaded IC, Chip-Scale
                                              Warehousing Services            Packaging, Test and
                                                                              Distribution Services

Ichon, South Korea         Leased    474,000  Packaging and Test Services,    Advanced Leaded, BGA
                                              Research and Development,       Packaging, Chip-Scale,
                                              Warehousing Services            Flip-Chip, Test and
                                                                              Distribution Services

Chungju, South Korea       Leased    129,000  Electroplating                  Electroplated Leadframes
                                              Leadframes
                                              for
                                              Ichon, South Korea


Kuala Lumpur, Malaysia     Owned (1) 524,000  Packaging and Test Services,    Discrete Power, Leaded
                                              Warehousing Services            IC, Test and
                                                                              Distribution Services



--------
(1) Building and improvements are owned by ChipPAC but upon the termination of the existing long-term land lease revert to the lessor in the years 2044 end 2086 for our facilities in Shanghai, China and Kuala Lumpur, Malaysia, respectively.

ITEM 3. LEGAL PROCEEDINGS

      We are not involved in any legal proceedings, the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations. From time to time, however, we are involved in claims that arise in the ordinary course of business, and we maintain insurance that we believe to be adequate to cover these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

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

                                                     HIGH        LOW
2002                                               -------     -------
January 1, 2002 - March 15, 2002 ................  $ 9.950     $ 5.230

2001
Fourth Quarter ..................................    8.590       1.850
Third Quarter ...................................   11.590       1.800
Second Quarter ..................................   10.690       3.750
First Quarter ...................................    6.675       2.781

2000
Fourth Quarter ..................................   12.375       2.188
August 9, 2000 - September 30, 2000 .............   19.500      11.188


      As of March 5, 2002, there were approximately 95 stockholders of record of our Class A common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                      ChipPAC, Inc.
                           Selected Historical Financial Data
                                     (In thousands)

                                                                 For the Years Ended December 31,
                                                     2001         2000         1999         1998         1997
                                                  ---------    ---------    ---------    ---------    ---------
Statement of Operations Data
Revenue                                           $ 328,701    $ 494,411    $ 375,530    $ 334,081    $ 289,429
Gross profit                                         31,113      109,144       58,042       63,716       60,191
Operating income (loss)                             (55,229)      62,330       12,619       40,429       25,518
Net income (loss)                                   (93,736)      12,056       (7,308)      32,303      (46,118)
Net income (loss) available to
   common stockholders                              (93,736)       2,869      (11,528)      32,303      (46,118)

Net income (loss) per share available to common stockholders:

Basic                                                ($1.36)   $    0.05       ($0.30)   $    0.83       ($1.19)
Diluted                                              ($1.36)   $    0.05       ($0.30)   $    0.83       ($1.19)
                                                  -------------------------------------------------------------
Shares use in per share calculation:
Basic                                                68,878       57,067       38,935       38,861       38,861
Diluted                                              68,878       58,253       38,935       38,861       38,861
                                                  -------------------------------------------------------------
Other Financial Data:
Depreciation and amortization                     $  59,909    $  45,049    $  56,701    $  45,855    $  40,682
Debt issue amortization                               2,112        1,950          774           --           --
Acquisition of property and equipment                46,392       93,174       57,856       61,332      136,594
Balance Sheet Data (at period end):
Cash and cash equivalents                         $  41,872    $  18,850    $  32,117    $  68,767    $   3,067
Accounts receivable, less allowance for
   doubtful accounts                                 32,034       45,904       30,003       37,729       30,156
Working capital                                     (17,981)     (16,296)      10,224       20,320       29,637
Total assets                                        430,715      469,245      343,429      359,472      233,241
Total long-term debt, including current portion     333,627      290,200      300,000      133,715      152,410
Mandatorily redeemable preferred stock                   --           --       82,970           --           --
Total stockholders' equity (deficit)                (23,226)      65,697     (122,886)     113,191        9,472

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations covers in part periods prior to the completion of our recapitalization in August 1999 and prior to our initial public offering in August 2000. As part of our recapitalization, we entered into financing arrangements and, as a result, we have a different capital structure. As a result of the initial public offering, we again significantly changed our capitalization. Accordingly, the results of operations for periods subsequent to the recapitalization and initial public offering are not necessarily comparable to prior periods. The following discussion should be read in conjunction with the consolidated financial statements contained in this annual report.

Overview

      In 1997, we were incorporated as a distinct entity and established as the parent of a stand-alone worldwide business. Prior to this time, we operated as a separate division of Hyundai Electronics, now Hynix Semiconductor, one of the world's largest semiconductor manufacturers and a member of the Hyundai Group, the South Korean conglomerate. In 1999, as part of a recapitalization, a group of equity investors along with management obtained control of ChipPAC. This transaction was accounted for as a recapitalization.

      Our revenue consists of fees charged to our customers for packaging, testing, and distribution of their integrated circuits. From 1996 to 2001, revenue increased from $179.2 million to $328.7 million, a cumulative annual growth rate of 11.4%, primarily from the growth of substrate, or BGA packaging, and, in 2000, from the growth of test revenue and the acquisition of our Malaysian business. The semiconductor industry is however inherently volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry is presently recovering from the worst downturn in its history. We expect conditions to improve in 2002. Due to the severity of this downturn for the semiconductor industry and for our customers, we have also experienced the first decline in revenue on a year-over-year basis in our history. This in turn has had a significant impact on our operating results. Our revenue for the year ended December 31, 2001 declined to $328.7 million or by 33.5% compared to the year ended December 31, 2000.

     The semiconductor industry has historically experienced volatility, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry is presently recovering from a downturn, and we expect conditions to improve in 2002. Based on current general economic and semiconductor market expectations, we believe it is likely we could achieve 11.0% revenue growth in 2002 as compared to 2001. This growth assumes a replenishment of inventory in the electronics supply chain, gradual recovery in our end markets and ramp-up of new customers acquired in 2001. Based on these assumptions, we believe gross margins could increase to approximately 18.0% to 20.0%, in the second half of 2002 as compared to approximately 5.2% for the second half of 2001 and that operating income could be approximately 8.8% of revenue in the second half of 2002. Based on these estimates, we expect to be profitable on a quarterly basis by the end of 2002. If our current assumptions and estimates are correct, operating expenses (selling, general, administrative, and research and development expenses) are expected to be approximately 12.0% of revenue for 2002.

      Management is constantly re-evaluating estimates and the expectations above could and probably will change as the year unfolds.

      The following table describes the composition of revenue by product group and test services, as a percentage of total revenue:

                                             Year Ended
                                            December 31,
                                        -------------------
                                        2001   2000   1999
                                        -----  -----  -----
     Laminate ......................    46.0%  55.8%  68.1%
     Leaded ........................    40.2   35.0   29.1
     Test ..........................    13.8    9.2    2.8
                                       -----  -----  -----
        Total ......................   100.0% 100.0% 100.0%
                                       =====  =====  =====

Quarterly Results (Unaudited)

      The following table describes our unaudited historical quarterly sales, gross profit, earnings per share and net income:

                                                                   2001                                      2000
                                                ------------------------------------------  -------------------------------------
                                                  Q1          Q2          Q3         Q4        Q1        Q2       Q3        Q4
                                                --------    -------    --------   --------  --------  -------- --------  --------
                                                                       (in thousands, except per share amount)
Revenue ....................................... $ 89,859    $87,373   $ 74,662   $  76,807   $97,469  $108,979 $155,795  $132,168
Gross profit ..................................   11,721     11,460      2,025       5,907    20,422    26,141   35,568    27,013
Gross margin ..................................     13.0%      13.1%       2.7%        7.7%     21.0%     24.0%    22.8%     20.4%
Writedown of impaired assets ..................        -          -          -      34,688         -         -        -         -
Restructuring charge ..........................    2,962          -          -       3,270         -         -        -         -
Income (loss) before extraordinary item ....... $ (9,667)   $(7,513)  $(16,441)  $ (60,115)  $ 2,160  $ 5,632  $  3,944  $  2,710
Income (loss) per share available to common
 stockholders before extraordinary item
  Basic ....................................... $  (0.14)   $ (0.11)  $  (0.24)  $   (0.87)  $ (0.01) $   0.06 $   0.03  $   0.04
  Diluted .....................................    (0.14)     (0.11)     (0.24)      (0.87)    (0.01)     0.05     0.03      0.04
Net income (loss) ............................. $ (9,667)   $(7,513)  $(16,441)  $ (60,115)  $ 2,160  $  5,635 $  1,554  $  2,710

Results of Operations

         The following table describes our results of operations based on the percentage relationship of operating and other financial data to revenue during the periods shown:

                                                                            Year Ended
                                                                            December 31,
                                                                        -------------------
                                                                        2001   2000   1999
                                                                        -----  -----  -----

Historical Statement of Operations Data:
Revenue ............................................................... 100.0% 100.0% 100.0%
Gross margin .........................................................    9.4   22.1   15.5
Selling, general & administrative ....................................    9.5    7.0    5.7
Research & development ...............................................    4.3    2.4    3.3
Restructuring/other expenses .........................................   12.4     --    3.2
                                                                        -----   ----   ----
Operating income .....................................................  (16.8)% 12.6%   3.4%
                                                                        =====   ====   ====

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenue. Revenue was $328.7 million in the year ended December 31, 2001, a decrease of 33.5% from the year ended December 31, 2000. The decline in revenue is a result of lower end-market demand for our customers' products. This decrease was realized across all the end markets we serve and was not significantly concentrated in any one end market. We believe that our customers purchased product for their inventory in amounts consistent with historical demand. Thus, as end-user demand dropped, our customers' inventories increased, thereby decreasing demand for our products.

         Gross Profit. Gross profit during the year ended December 31, 2001 was $31.1 million, a decrease of 71.5% from the year ended December 31, 2000. The majority of the decrease was caused by lower demand leading to lower equipment utilization as well as lower average selling prices in the year ended December 31, 2001 compared to the year ended December 31, 2000. Equipment utilization was 52.0% and 57.0% for the years ended December 31, 2001 and 2000, respectively. Although reductions in force, furloughs, plant shutdown days and other cost saving methods were used in the year ended December 31, 2001, they were insufficient to offset the decline in revenue.

         Selling, General, and Administrative. Selling, general, and administrative expenses were $31.2 million in the year ended December 31, 2001, a decrease of 10.3% from the year ended December 31, 2000. Expenses declined compared to 2000, because we implemented strict cost controls in reaction to the decline in revenue and because of the reductions in force we implemented in the first quarter of 2001. In addition, we incurred staffing expenses in the second half of 2000 related to our initial public offering that did not occur in 2001.

          Research and development expenses for the year ended December 31, 2001 were $14.2 million, or 4.3% of revenue, compared to $12.0 million, or 2.4% of revenue, in the year ended December 31, 2000. Our research and development expenses in 2001 represent an 18.3% increase from similar expenses in 2000. The increases were mainly due to expenses related to power packaging technology, new processes development and flip-chip technology development.

          Restructuring, write down of impaired assets and other charges. During the year ended December 31, 2001, the Company wrote down impaired assets by $34.7 million. The asset write down relates primarily to the Company's manufacturing assets in the assembly and test facilities in South Korea and Malaysia. The Company determined that due to excess capacity the future expected cash flows related to equipment for certain niche package types will not be sufficient to recover the carrying value of the manufacturing equipment for those package types in the facility. The carrying values of these assets were written down to the estimated fair market value and will continue to be depreciated over the remaining useful lives. There were no equivalent write offs in the year ended December 31, 2000.

          In addition, we recorded expenses associated with reduction in force and furlough costs of $4.7 million and a loss reserve of $1.5 million on executive officers loans forgiveness in 2002, that occurred in the year ended December 31, 2001 with no comparable costs in 2000.

          Interest Expense. Total outstanding interest bearing debt increased to $383.6 million at December 31, 2001 compared to $298.0 million at December 31, 2000. The increase in debt was primarily due to draw down of our revolving credit line for general corporate purposes and issuance of $50.0 million of convertible debt and $15.0 million of additional high yield borrow in June 2001. Related interest expense was $37.2 million for the year ended December 31, 2001, a decrease of 5.6% compared to the year ended December 31, 2000. The reduction in interest expense was primarily due to reduced interest rates on our debt.

          Foreign Currency Gains. Net foreign currency gains were $0.19 million and $2.17 million for the years ended December 31, 2001 and 2000, respectively. These non-cash gains are primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term pension benefits payable to our South Korean employees.

          Other (Income) and Expenses. Other (income) and expenses, net, was ($0.4) million and $7.9 million for the years ended December 31, 2001 and 2000, respectively. Other expenses for December 31, 2000 includes the one-time payment of $8.0 million, paid to Bain Capital and SXI Group in exchange for the termination of two advisory agreements, which were entered into during our recapitalization in 1999. There were no equivalent expenditures related to this one-time payment in the year ended December 31, 2001.

          Accretion of Dividends and Recorded Value of the Intel Warrant. Accretion of dividends on preferred stock and the recorded value of the Intel Warrant was $0 in the year ended December 31, 2001, compared to $9.2 million in the year ended December 31, 2000. All preferred stock was redeemed or converted to non-dividend bearing Class A common stock concurrent with our initial public offering in August 2000. The Intel Warrant expired unexercised in February 2001.

          Income Taxes. Income tax expense was $2.6 million and $3.6 million for the years ended December 31, 2001 and 2000,respectively, for an effective tax rates of approximately (2.8%) in 2001 and 20.0% in 2000. Concurrently with our recapitalization on August 5, 1999, the company was reorganized and as a result now has operations and earnings in jurisdictions with relatively low income tax rates, or where we enjoy tax holidays or other similar tax benefits.

          Net (Loss) Income Available to Common Stockholders. As a result of the items above, net (loss) available to common stockholders increased to ($93.7) million for the year ended December 31, 2001, compared to net income of $2.9 million for the year ended December 31, 2000.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenue. Revenue in 2000 increased 31.7% to $494.4 million from $375.5 million in 1999. We experienced strong increases across all product lines. Laminate sales increased 7.9% over 1999. Leaded sales, not including those attributable to our acquisition of the Malaysian business, increased 32.2% over 1999 and test revenue increased 186.4% over 1999. Increases in revenue were broadly distributed across all of our end markets, but the communications segment showed an increase of 99.4%. During the last six months of 2000, the Malaysian business contributed $44.0 million in revenue.

         Gross Profit. Gross Profit increased to $109.1 million in 2000 from $58.0 million in 1999, resulting in a gross margin of 22.1% compared to 15.5% in 1999. Effective January 1, 2000 we re-evaluated the estimated useful lives of our property, plant and equipment. Based on our internal assessment of historical experience, a third party appraisal, and future expectations of the useful lives of our property, plant and equipment, the useful lives were changed from five years to eight years. The net book values of assembly and test product equipment and furniture and fixtures already in use are now being depreciated over the remaining useful life, based on eight years from the date the assets were originally placed in service. This change resulted in depreciation expense for the year ended December 31, 2000 being $29.0 million lower than we would have recorded if we had continued to use five-year lives. The remaining increase in gross profit was attributable to improved materials procurement and greater efficiency due to high utilization rates partially offset by an increase in average labor costs, the effect of the Malaysian business acquisition, and the strengthening of the South Korean Won against the U.S. Dollar in 2000 versus the prior year.

         Selling, General, and Administrative. Selling, general and administrative expenses increased to $34.8 million in 2000 from $21.2 million in 1999. As a percentage of revenue, these expenses increased to 7.0% from 5.7%. In 2000 we hired new personnel at the management level to accommodate both our expanded operations and our transition to a public company. As a result, we incurred additional expenses associated with hiring in the areas of administration, sales, and marketing.

         Research and Development. Research and development expenses decreased to $12.0 million in 2000 from $12.4 million in 1999. As a percentage of revenue, these expenses decreased to 2.4% from 3.3%. The decrease, as a percentage of revenue, was mainly caused by the additional revenue from the Malaysia business that did not require as high research and development expenditures in 2000 as the required intellectual property and process technology for the Malaysian business was acquired in the purchase.

         Restructuring and Other Charges. As a result of our recapitalization, we were contractually required to make a one-time change of control payment to our unionized South Korean employees of approximately $11.8 million. The payment was recorded as an operating expense during the year ended December 31, 1999. This expense did not reoccur in 2000.

         Interest Income. Interest income decreased to $0.8 million in 2000 compared to $2.8 million in 1999. The average cash balance maintained in 2000 was significantly lower than in 1999 due to the working capital and fixed asset investments needed to support our growth.

         Interest Expense. Interest expense for 2000 increased 85.8% to $39.4 million in 2000 from $21.2 million in 1999. This is primarily due to 12 months of interest expense on the debt incurred as part of the recapitalization compared to five months of interest payments in 1999. In addition, we incurred interest expense on the debt incurred to complete the Malaysian acquisition.

         Foreign Currency Gains. The foreign currency gain was $2.2 million in 2000 compared to $1.2 million in the prior year period. The exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, we negotiated with the large majority of our material and equipment suppliers to denominate purchase transactions in U.S. Dollars. Second, on October 1, 1999, we changed our functional currency to the U.S. Dollar from the local currencies of the South Korean and Chinese subsidiaries.

         Other Income/Expense. Other expense increased $7.9 million in 2000 compared to other income of $0.7 million in 1999. This was primarily due to the one time charge of $8.0 million to end the management services agreements with Bain Capital and SXI group.

         Income Taxes. Income tax expense was $3.6 million in 2000 compared to $1.9 million in 1999. Our effective tax rate was 20.0% in 2000 compared to (48.5%) in 1999. Our effective tax rate during 1999 was adversely affected by losses of the operations in China, for which no tax benefit was realized. The recapitalization also changed the tax structure and overall effective tax rate compared to 1999.

         Extraordinary Loss. We incurred an extraordinary loss of $2.4 million and $1.4 million, net of tax benefit, for the years ended December 31, 2000 and 1999, respectively. The 2000 extraordinary loss was related to the early repayment of our senior term debt that was used in the acquisition of Intersil's Malaysian business that was subsequently repaid using proceeds from our initial public offering. In 1999, the extraordinary loss was related to the early retirement of debt upon the recapitalization of our company.

         Net Income. As a result of the items described above, our net income increased to $12.1 million in 2000 compared to a net loss of $7.3 million in 1999.

CRITICAL ACCOUNTING POLICIES

         We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our significant judgments.

         We have made and expect to continue to make significant investments in fixed assets, intellectual property and related intangible assets. Management evaluates the valuation of these assets every quarter paying special attention to events or changes in circumstances that would indicate that their carrying amount might not be recoverable. We determine whether or not the assets are recoverable based on estimated undiscounted future cash flows to be generated by the assets and if not, we calculate the amount of the impairment charge based on estimated discounted future cash flows to be generated by the assets or appraised fair value. If different assumptions or conditions were to prevail rather than those used in estimating future cash flows, significantly different determination of recoverability or of fair value for these assets and results of operations could be reported. We recorded an asset impairment charge of $34.7 million for the year ended December 31, 2001.

         In addition, management uses judgment when setting expected asset useful lives for long-lived assets. The asset useful lives used are based on historical experience and future expectations. However, business conditions or underlying technology may change in the future which could cause a change in asset lives. Any change in lives would cause a significant change in depreciation and amortization. After the recapitalization (see Note 1 to the consolidated financial statements), we reassessed the asset useful lives for our long-lived assets in 2000 and changed the useful lives from five years to eight years. This change resulted in depreciation expense for the year ended December 31, 2000 being $29.0 million lower than would have been recorded using five-year lives.

         We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Furthermore, if anticipated volume levels turn out to be different, this would impact reductions to revenue and accrued customer rebates.

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions less costs to dispose. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         In the year ended December 31, 2001, we increased the valuation allowance to reduce deferred tax assets to the amount, we believe, is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Liquidity and Capital Resources

         Our ongoing primary cash needs are for operations and equipment purchases. We spent $46.4 million on capital expenditures during the year ended December 31, 2001 compared to $93.2 million in capital expenditures during the year ended December 31, 2000. We anticipate spending $30.0 million in capital expenditures in 2002, not including any buy out of operating leases, which we expect will not exceed $18.0 million in 2002. We no longer have the ability to borrow additional funds under the $20.0 million capital expenditure line portion of our senior credit facilities, which expired on July 31, 2001. Outstanding borrowing on the capital expenditure line at December 31, 2001 was $14.1 million and bore a weighted average interest rate of 6.77% in 2001.

         Under the terms of the agreement relating to our acquisition of the Malaysian business, during the period from June 1, 2000 to June 30, 2003, Intersil is entitled to receive additional contingent incentive payments based upon the achievement of milestones relating to the transfer of business previously subcontracted by Intersil to a third party. In the event that Intersil were to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate. As of December 31, 2001, we have cumulatively paid Intersil $7.9 million under this arrangement.

         In June 2001, we issued $50.0 million of 8.0% convertible subordinated notes and $15.0 million of 12.75% senior subordinated notes in a private placement. A majority of these funds were used to pay down our term loans and revolving loans under the senior credit facility. The $50.0 million of 8.0% convertible subordinated notes are convertible into shares of our Class A common stock at a conversion price of $9.96 per share, subject to adjustment at any time prior to June 15, 2011 and bear an interest rate of 8.0% per annum. The $15.0 million of 12.75% senior subordinated notes bear an interest rate of 12.75% per annum and mature on August 1, 2009.

         As of December 31, 2001, our total debt consisted of $383.6 million of borrowings, which was comprised of $50.0 million of revolving loans, (which fully utilized the borrowing capacity under our revolving loans), $118.6 million in term loans, $165.0 million of senior subordinated notes and $50.0 million of convertible subordinated notes. The revolving credit line under our senior credit facilities matures on July 31, 2005, and had a weighted average interest rate of 6.0% in 2001. The term loans mature on July 31, 2005, have amortization payments due each quarter and had a weighted average interest rate of 8.2% in 2001.

         Our total potential commitments on our loans, operating leases, Intersil incentive payments, royalty and license agreements as of December 31, 2001, were as follows: (in thousands)


                                              Within 1
                                              --------
                                     Total      Year        2 - 3 Years      4 - 5 Years      After 5 Years
                                     -----      ----        ------------     -------------    -------------
On balance sheet commitments:

Senior credit facilities            $168,627   $50,000         $40,004          $78,623          $      -

Senior subordinated notes            165,000         -               -                -           165,000

Convertible subordinated notes        50,000         -               -                -            50,000

                                    ----------------------------------- ---------------------------------
Total on balance sheet
commitments                          383,627    50,000          40,004           78,623           215,000
                                    ----------------------------------- ---------------------------------

Off balance sheet commitments:

Operating leases                      85,436    16,790          23,690           13,760            31,196

Royalty/licensing agreements           1,000     1,000               -                -                 -

Restructuring, net                     3,324     3,324               -                -                 -

Contingent payments to
  Intersil (relating to purchase
  of Malaysian business)              10,020     6,544           3,476                -                 -

                                    ----------------------------------- ---------------------------------
Total off balance sheet
commitments                           99,780    27,658          27,166           13,760            31,196
                                    ----------------------------------- ---------------------------------

Total commitments                   $483,408   $77,658         $67,170          $92,384          $246,196
                                    =====================================================================

     Our senior credit facilities require that we meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio, minimum fixed charge coverage ratio, a maximum senior leverage ratio and, for 2002 only, a minimum consolidated adjusted EBITDA amount. In conjunction with our $65.0 million private placement in June 2001, the lenders of our senior credit facilities amended the financial tests for the period July 1, 2001 through December 31, 2004. Our senior credit facilities also contain covenants restricting our operations. There were no violations of these covenants through December 31, 2001 amended as follows. On December 31, 2001, these covenants were waived for 2002 and three new covenants were established for 2002: (1) a requirement to raise at least $20.0 million in junior capital by March 1, 2002, which was fulfilled by us through an underwritten public offering of our Class A common stock, which was completed in January 2002, (2) a minimum EBITDA requirement based on a rolling 12 months ending March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, of $30.0 million, $26.0 million, $32.0 million and $40.0 million, respectively, and (3) a capital expenditures limit of $30.0 million in 2002 with an exemption for a buyout of existing operating leases.

     In January 2002 we issued 11.4 million shares of our Class A common stock in an underwritten public offering. Not only did this offering meet the requirements of our debt instruments but the net proceeds of the offering also allowed us to pay off the entire amount outstanding under our revolving loans and a portion of the principal amount of our term loans. See a further discussion of this offering and the use of proceeds from it below under "Subsequent Common Stock Offering."

     The weakness in demand in 2001 for packaging and test services has adversely affected our cash flows from operations. We believe that our existing cash balances, cash flows from operations and available borrowings under our senior credit facilities provide sufficient cash resources to meet our projected operating and other cash requirements for the next twelve months. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of our senior credit facilities and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

     Other than the covenants on the debt as discussed above, we have no performance guarantees or unconsolidated entities. Our off-balance sheets commitments are limited to equipment operating leases, leases on office and manufacturing space and additional contingent incentive payments to Intersil. Our total off-balance obligations are approximately $99.8 million.

     In 2001, 2000, and 1999 cash (used in) provided by operations was ($12.2) million, $46.2 million, and $45.9 million, respectively. Cash from operations mainly consisted of net (loss) income plus depreciation and amortization less utilization for working capital.

     In 2001, 2000, and 1999 cash used in investing activities was $52.8 million, $130.5 million, and $56.5 million, respectively. In 2001 and 1999, cash used in investing activities mainly was invested in property and equipment. In 2000, in addition to the acquisition of property and equipment, cash was invested in the purchase of the Malaysian business, including purchased intellectual property.

     In 2001, 2000, and 1999, cash provided by (used in) financing activities was $88.0 million, $71.0 million, and ($26.5) million, respectively. Cash was mainly provided by or used in debt issuance, debt prepayment, stock issuance, and stock redemption.

Derivative Financial Instruments

     In 1999, we entered into foreign forward contracts to mitigate the effect of foreign currency movements on the cost of materials and equipment. The contracts entered into required the purchase of South Korean Won or Japanese Yen and the delivery of U.S. Dollars, and generally had maturities which did not exceed three months. Because the contracts entered into did not qualify as hedges under generally accepted accounting principles in the United States of America, the gains and losses from the contracts were recorded as foreign currency gains and losses. We had a net loss of $0.8 million in 1999 arising from forward foreign currency contracts. We had no gain or loss in 2001 and 2000.

         As of December 31, 2001, we had no foreign currency contracts outstanding.

Recent Accounting Pronouncements

     In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interest method of accounting is no longer allowed. SFAS No. 142 requires that goodwill and other intangible assets will no longer be amortized but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. We expect that the adoption of SFAS No.141 and 142 on January 1, 2002, will not have a material effect on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provision of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 does not apply to the impairment of goodwill and non-amortizable intangibles. We are currently reviewing this statement to determine its effect on our financial position and results of operations.

Acquisition of Malaysian Business

     On June 30, 2000, we consummated our acquisition of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $71.5 million in cash and preferred stock. In connection with the acquisition, we entered into a five-year supply agreement with Intersil to provide Intersil assembly and test services on an exclusive basis. The Malaysian business increases opportunities in high growth advanced communications products, provides a presence in Malaysia near emerging wafer foundries, broadens our package portfolio and enhances our intellectual property in key areas. In addition, the Malaysian business expands our mixed-signal testing capabilities and provides us with critical expertise in RF testing.

     We accounted for the Malaysian acquisition using purchase accounting. Under purchase accounting, the total purchase price of the Malaysian business is allocated to the acquired assets and liabilities based on their relative fair values as of the closing date of the acquisition. The purchase price of $71.5 million represents the total of the cash consideration (including direct costs of the acquisition) and the estimated fair value of the Class C preferred stock exchanged for the whole of the issued shares of the Malaysian business and certain intellectual property associated with it.

     The terms of the acquisition of the Malaysian business require us to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller's packaging business, currently subcontracted by Intersil to third parties, to us. We will record these contingent payments as additional purchase price if and when they are earned and paid on a quarterly basis. In the event that Intersil were to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate. For the years ended December 31, 2001 and 2000, we have paid $7.5 million and $0.4 million, respectively, for a cumulative total of $7.9 million. These payments increased the effective purchase price and were allocated to non-current assets. Additionally, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business and deferred tax of $3.1 million on the total of these purchase price adjustments. This resulted in a further increase in non-current assets.

      The amount and components of the purchase price along with the allocation of the purchase price to assets purchased and liabilities assumed as of December 31, 2001 were as follows:

                                                       (in millions)
Purchase Price:
 Cash consideration .....................................   $62.8
 Estimated fair value of Class C preferred stock ........    15.8
 Deferred taxes .........................................     3.1
 Expenses ...............................................     5.0
Less: payment due from Intersil .........................    (1.8)
                                                            -----
                                                            $84.9
                                                            =====
Allocation of Purchase Price:
  Land and buildings ....................................   $19.3
  Plant and equipment ...................................    66.4
  Intellectual property .................................    14.2
  Restructuring accrual .................................    (7.4)
  Deferred taxes ........................................    (4.1)
  Net other assets and liabilities ......................    (3.5)
                                                            -----
                                                            $84.9
                                                            =====


      There is no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $42.8 million. This amount has been allocated in full to non-current assets as summarized below:

                                                     Excess of
                                       Estimated  Fair Value Over
                                          Fair    Purchase Price    Adjusted
Non-current asset                        Value       Allocated     Fair Value
-----------------                        -----       ---------     ----------
                                                   (in millions)
Land and buildings ..................    $ 27.9       $( 8.6)        $ 19.3
Plant and equipment .................      93.9        (27.5)          66.4
Intellectual property ...............      20.9         (6.7)          14.2
                                         ------       ------         ------
                                         $142.7       $(42.8)        $ 99.9
                                         ======       ======         ======


      Intellectual property we acquired along with the Malaysian business primarily consists of trade secrets and patents. The estimated average useful life of these assets is between five and nine years.

     An accrual of $7.4 million was established for expected costs of restructuring the Malaysian business. As of December 31, 2001 and 2000, $2.3 million and $4.9 million of these one time non-recurring costs have been incurred in connection with our factory reorganization, product discontinuance and employee related costs. As of December 31, 2001, a total of $0.2 million remains for completion of the purchase activities. We began formulating exit plans and termination data during our due diligence relating to the acquisition of the Malaysian business. The accrual was originally comprised of $5.0 million for involuntary termination benefits and $2.4 million of other exit activities. Actual involuntary termination benefits and other exit costs amounted to $7.0 million and $0.2 million, respectively. The projected number of planned reductions in head count as a result of this planned restructuring was 380 employees, with an actual reduction of 373 employees. All restructuring activities were completed in the year ended December 31, 2001, and there are no unresolved contingencies or purchase price allocation issues.

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

Subsequent Common Stock Offering

         On January 30, 2002, we sold 10,000,000 shares of Class A common stock in an underwritten public offering at a public offering price of $6.00 per share. In connection with this sale, we received net proceeds of approximately $56.2 million, after deducting underwriting discounts, commissions and estimated offering expenses.

         We used the net proceeds of the $56.2 million from this offering to pay down term loans and revolving loans, respectively. The term loans had a weighted average interest rate of 8.2% for the year ended December 31, 2001, have scheduled amortization payments each quarter and mature on July 31, 2005. The revolving loans had a weighted average interest rate of 6.0% for the year ended December 31, 2001 and mature on July 31, 2005.

         On February 14, 2002, we sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter's exercise of their over allotment option at the public offering price of $6.00 per share. In connection with this sale, we received net proceeds of approximately $8.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. We used $4.0 million of the net proceeds from the sale of the additional shares sold on February 14, 2002 to further pay down term loans. As of February 14, 2002, our term loans had a remaining balance of approximately $86.2 million and our revolving loans had been repaid in its entirety.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We have no derivative financial instruments. We have long-term debt that carries fixed and variable interest rates. A fluctuation in interest rates of 1% would increase our annual interest charge by approximately $2.9 million. The exposure to foreign currency gains and losses has been significantly mitigated by two related factors. First, we negotiated with the large majority of our material and equipment suppliers to denominate purchase transactions in U.S. Dollars. Second, on October 1, 1999, we changed our functional currency to the U.S. Dollar from the local currencies of our South Korean and Chinese subsidiaries.

       For the years ended December 31, 2001, 2000 and 1999, we generated approximately 8.1%, 16.7%, and 11.3% of total revenue, respectively, from international markets, primarily from customers in South Korea. In addition, all of the facilities currently used to provide packaging services are located in China, Malaysia and South Korea.

       Moreover, many of our customers' operations are located in countries outside of the United States of America. We cannot determine if our future operations and earnings will be affected by new laws, new regulations, a volatile political climate, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the United States of America particularly in China, Malaysia and South Korea. If future operations are negatively affected by these changes, sales or profits may suffer.

Investment Risk

       All of our investments are at fixed rates; therefore, the fair value of these instruments is affected by changes in market interest rates. We believe that the market risk arising from our holdings of investments is minimal as all of our investments mature within one year.

Foreign Currency Risk

       Based on the our overall currency rate exposure at December 31, 2001, a near term 10% appreciation or depreciation in the value of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. There can be no assurance, however, that there will not be a material impact further in the future.

       A portion of our costs is denominated in foreign currencies like the Chinese Renminbi, the Malaysian Ringgit and the South Korean Won. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect the cost of goods sold and operating margins and could result in exchange losses. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may have engaged in, and may continue to engage in, exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure that any hedging technique we implement will be effective. If it is not effective, we may experience reduced operating margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants .......................................... 33
Consolidated Balance Sheets -- December 31, 2001 and 2000 .................. 34
Consolidated Statements of Operations for each of the three
      years in the period ended December 31, 2001 .......................... 35
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001 .......................... 36
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001 ................................... 38
Notes to Consolidated Financial Statements ................................. 40

Financial Statement Schedule:


Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001

Report of Independent Accountants

To the Stockholders and Board of Directors of ChipPAC, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and cash flows, present fairly, in all material respects, the financial position of ChipPAC, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP
San Jose, California
January 30, 2002, except for Note 20, as to which the date is February 14, 2002

                                  ChipPAC, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                           December 31,   December 31,
                                                                                               2001          2000
                                                                                            ---------     ---------

Assets
  Current assets:
      Cash and cash equivalents                                                            $    41,872    $  18,850
      Accounts receivable, less allowance for doubtful accounts of $449 and $972                32,034       45,904
      Inventories (Note 6)                                                                      12,481       21,250
      Prepaid expenses and other current assets                                                  4,515        6,720
                                                                                           -----------    ---------
          Total current assets                                                                  90,902       92,724
  Property, plant and equipment, net (Note 6)                                                  304,650      334,733
  Other assets (Note 6)                                                                         35,163       41,788
                                                                                           -----------    ---------
          Total assets                                                                     $   430,715    $ 469,245
                                                                                           ===========    =========
Liabilities and stockholders' equity (Deficit)
  Current liabilities:
      Revolving Loans                                                                      $    50,000    $   7,800
      Accounts payable                                                                          31,045       54,663
      Accrued expenses and other current liabilities (Note 6)                                   27,838       39,757
      Current portion of long-term debt                                                             --        6,800
                                                                                           -----------    ---------
          Total current liabilities                                                            108,883      109,020
  Long-term debt, less current portion                                                         283,627      283,400
  Convertible subordinated note                                                                 50,000           --
  Other long-term liabilities                                                                   11,431       11,128
                                                                                           -----------    ---------
          Total liabilities                                                                    453,941      403,548
                                                                                           -----------    ---------
  Commitments (Note 15)

Stockholders' equity (deficit):
      Common stock, Class A - par value $0.01 per share; 250,000,000 shares authorized,
         69,404,000 and 68,438,000 shares issued and outstanding at December 31, 2001 and
         2000                                                                                      694          685
      Common stock, Class B - par value $0.01 per share; 250,000,000 shares, no
         shares issued or outstanding at December 31, 2001 and 2000                                 --           --
      Warrants - Class A common stock                                                               --        1,250
      Additional paid in capital                                                               110,043      104,509
      Receivable from stockholders                                                                (985)      (1,505)
      Accumulated other comprehensive income                                                     9,169        9,169
      Accumulated deficit                                                                     (142,147)     (48,411)
                                                                                           -----------    ---------
          Total stockholders' equity (deficit)                                                 (23,226)      65,697
                                                                                           -----------    ---------
          Total liabilities and stockholders'
             equity (deficit)                                                              $   430,715    $ 469,245
                                                                                           ===========    =========

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amount)


                                                                              For the Years Ended
                                                                                 December 31,
                                                                   2001               2000               1999
                                                                ---------          ---------          ---------
Revenue                                                         $ 328,701          $ 494,411          $ 375,530
Cost of revenue                                                   297,588            385,267            317,488
                                                                ---------          ---------          ---------
Gross profit                                                       31,113            109,144             58,042
Operating expenses:                                             ---------          ---------          ---------
   Selling, general and administrative                             31,199             34,799             21,219
   Research and development                                        14,223             12,015             12,362
   Restructuring, write down of impaired assets and other
     charges                                                       40,920                 --             11,842
                                                                ---------          ---------          ---------
      Total operating expenses                                     86,342             46,814             45,423
                                                                ---------          ---------          ---------
Operating income (loss)                                           (55,229)            62,330             12,619
Non-operating (income) expenses:
   Interest expense                                                37,214             39,432             21,241
   Interest income                                                   (688)              (843)            (2,751)
   Foreign currency gains                                            (187)            (2,168)            (1,224)
   Other (income) expenses, net                                      (410)             7,849               (650)
                                                                ---------          ---------          ---------
      Total non-operating (income) expenses                        35,929             44,270             16,616

                                                                ---------          ---------          ---------
Income (loss) before income taxes and extraordinary items         (91,158)            18,060             (3,997)
Provision for income taxes                                          2,578              3,614              1,938
                                                                ---------          ---------          ---------
Income (loss) before extraordinary item                           (93,736)            14,446             (5,935)
Extraordinary item:
   Loss from early extinguishment of debt, net of
         related income tax benefit                                    --              2,390              1,373
                                                                ---------          ---------          ---------
Net income (loss)                                                 (93,736)            12,056             (7,308)
   Accretion of dividends on mandatorily redeemable
         preferred stock                                               --             (8,197)            (3,960)
   Accretion of recorded value of the Intel warrant                    --               (990)              (260)
                                                                ---------          ---------          ---------
Net income (loss) available to common stockholders              $ (93,736)         $   2,869          $ (11,528)
                                                                =========          =========          =========
Comprehensive income:
   Net income (loss)                                            $ (93,736)         $  12,056          $  (7,308)
   Currency translation adjustments                                    --                 --             (1,309)
                                                                ---------          ---------          ---------
Comprehensive income loss                                       $ (93,736)         $  12,056          $  (8,617)
                                                                =========          =========          =========
Income (loss) per share available to common stockholders
   before extraordinary item
   Basic                                                        $   (1.36)         $    0.09          $   (0.26)
   Diluted                                                      $   (1.36)         $    0.09          $   (0.26)

Extraordinary item
   Basic                                                        $      --          $   (0.04)         $   (0.04)
   Diluted                                                      $      --          $   (0.04)         $   (0.04)

Net income (loss) per share available to common stockholders
   Basic                                                        $   (1.36)         $    0.05          $   (0.30)
   Diluted                                                      $   (1.36)         $    0.05          $   (0.30)

Shares used in per share calculation:
   Basic                                                           68,878             57,067             38,935
   Diluted                                                         68,878             58,253             38,935


 The accompanying notes are an integral part of these financial statements.

                                      ChipPAC, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                       Common Stock
                                                  ---------------------
                                                                            Warrants                   Divisional
                                                                             Class A    Additional     Equity, Net   Receivable
                                                   Number of                 Common      Paid in       of Capital      from
                                                    Shares       Amount       Stock      Capital       Redemption   Stockholders
                                                  ------------------------------------------------------------------------------

Balance as of December 31, 1998                          --    $      --  $        --   $      --     $    180,091    $ (37,626)
Proceed from common stock issuance at
recapitalization, net of issuance cost of
$17,982                                              38,861          389           --      83,629          (10,000)          --
Sale of common stock and exercise of stock
options                                               1,794           18           --       2,781               --       (1,128)
Capital contribution                                     --           --           --          --          (16,401)      37,626
Conversion of divisional equity to mandatorily
redeemable preferred stock                               --           --           --          --          (30,000)          --
Capital redemption at recapitalization                   --           --           --          --         (311,220)          --
Capital contribution by HEI at recapitalization          --           --           --          --           19,816           --
Transfer of divisional equity upon
recapitalization                                         --           --           --    (167,714)         167,714           --
Issuance of Intel warrant                                --           --        1,250          --               --           --
Accretion of recorded value of Intel warrant             --           --           --          --               --           --
Dividend accretion of mandatorily redeemable
preferred stock                                          --           --           --          --               --           --
Currency translation loss                                --           --           --          --               --           --
Net loss                                                 --           --           --          --               --           --
                                                  ------------------------------------------------------------------------------
Balance as of December 31, 1999                      40,655          407        1,250     (81,304)              --       (1,128)
Repayment of amount due from stockholders                                                                                   185
Sale of common stock                                    510            5           --       1,181               --         (562)
Common stock repurchased by Company during the
year                                                    (61)          (1)          --         (39)              --           --
Conversion of preferred stock to common stock         4,349           43           --      28,588               --           --
Exercise of stock options                                45            1           --          20               --           --
Accretion of recorded value of Intel warrant             --           --           --          --               --           --
Dividend accretion of mandatorily redeemable
preferred stock                                          --           --           --          --               --           --
Issuance of common stock to Class L
stockholders                                          8,880           89           --         (89)              --           --
Stock issued in connection with termination of
management advisory agreement                           367            4           --       4,396               --           --
Stock issued at IPO, net of issuance cost of
$11,108                                              13,693          137           --     151,756               --           --
Net income                                               --           --           --          --               --           --
                                                  ------------------------------------------------------------------------------
Balance as of December 31, 2000                      68,438          685        1,250     104,509               --       (1,505)

Repayment of amount due from stockholders                --           --           --          --               --          520
Expiration of Intel Warrant                             --           --       (1,250)       1,250               --           --
Employee stock purchases                                922            9                    4,117               --           --
Common stock repurchased by Company during the
year                                                    (63)          (1)          --         (18)              --           --
Exercise of stock options                               107            1           --         185               --           --
Net loss                                                 --           --           --          --               --           --
                                                  ------------------------------------------------------------------------------
Balance as of December 31, 2001                      69,404    $     694  $        --   $ 110,043               --    $    (985)
                                                  ==============================================================================
                                                    Accumulated
                                                       other
                                                   Comprehensive   Accumulated
                                                   Income/(Loss)     Deficit      Total
                                                  ---------------------------------------

Balance as of December 31, 1998                     $  10,478      $ (39,752)   $ 113,191
Proceed from common stock issuance at
recapitalization, net of issuance cost of
$17,982                                                    --             --       74,018
Sale of common stock and exercise of stock
options                                                    --             --        1,671
Capital contribution                                       --             --       21,225
Conversion of divisional equity to mandatorily
redeemable preferred stock                                 --             --      (30,000)
Capital redemption at recapitalization                     --             --     (311,220)
Capital contribution by HEI at recapitalization            --             --       19,816
Transfer of divisional equity upon
recapitalization                                           --             --           --
Issuance of Intel warrant                                  --             --        1,250
Accretion of recorded value of Intel warrant               --           (260)        (260)
Dividend accretion of mandatorily redeemable
preferred stock                                            --         (3,960)      (3,960)
Currency translation loss                              (1,309)            --       (1,309)
Net loss                                                   --         (7,308)      (7,308)
                                                  ---------------------------------------
Balance as of December 31, 1999                         9,169        (51,280)    (122,886)
Repayment of amount due from stockholders                                             185
Sale of common stock                                       --             --          624
Common stock repurchased by Company during the
year                                                       --                         (40)
Conversion of preferred stock to common stock              --             --       28,631
Exercise of stock options                                  --             --           21
Accretion of recorded value of Intel warrant               --           (990)        (990)
Dividend accretion of mandatorily redeemable
preferred stock                                            --         (8,197)      (8,197)
Issuance of common stock to Class L

stockholders                                                        --             --           --
Stock issued in connection with termination
of management advisory agreement                                    --             --        4,400
Stock issued at IPO, net of issuance cost of
$11,108                                                             --             --      151,893
Net income                                                          --         12,056       12,056
                                                           ---------------------------------------
Balance as of December 31, 2000                                  9,169        (48,411)      65,697

Repayment of amount due from stockholders                           --             --          520
Expiration of Intel Warrant                                         --             --           --
Employee stock purchases                                            --             --        4,126
Common stock repurchased by Company during the year                 --             --          (19)
Exercise of stock options                                           --             --          186
Net loss                                                            --        (93,736)     (93,736)
                                                           ---------------------------------------
Balance as of December 31, 2001                            $     9,169    $  (142,147)    $(23,226)
                                                           =======================================


   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                For the Year Ended
                                                                                   December 31,
                                                                          2001         2000         1999
                                                                       ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                   $ (93,736)   $  12,056    $  (7,308)
   Adjustments to reconcile net income (loss) to net
       Cash provided by (used in) operating activities:
          Depreciation and amortization                                   59,909       45,049       56,701
          Deferred tax                                                     1,636        2,029       (3,049)
          Write down of impaired assets                                   34,688           --           --
          Non-operating extraordinary loss on early
          debt extinguishment                                                 --        2,390        1,373
          Non-cash termination fees                                           --        4,400           --
          Foreign currency gains                                            (187)      (2,168)      (1,224)
          (Gain) loss on sale of equipment                                    (1)         (93)        (282)
          Changes in assets and liabilities:
              Accounts receivable                                         13,870       (3,519)           6
              Inventories                                                  8,769         (155)      (5,731)
              Prepaid expenses and other current assets                    2,205       (4,334)      (2,906)
              Other assets                                                (3,290)     (14,048)       3,317
              Advances to affiliates                                          --           --       (7,424)
              Accounts payable                                           (23,618)      (2,499)     (11,615)
              Accrued expenses and other current liabilities             (11,919)       1,859       20,021
              Other long-term liabilities                                   (510)       3,297        3,279
                                                                       ---------    ---------    ---------
                 Net cash provided by (used in) operating activities     (12,184)      46,214       45,932
                                                                       ---------    ---------    ---------
Cash flows from investing activities:
   Acquisition of property and equipment                                 (46,392)     (93,174)     (57,856)
   Proceeds from sale of equipment                                           965       17,549        1,347
   Malaysian acquisition, net of cash and cash equivalents acquired       (7,399)     (54,835)          --
                                                                       ---------    ---------    ---------
                 Net cash used in investing activities                   (52,826)    (130,460)     (56,509)
                                                                       ---------    ---------    ---------
Cash flows from financing activities:
   Advances to affiliates                                                     --         (249)      (4,430)
   Proceeds from revolving loans                                          84,633       45,600        1,169
   Repayment of revolving loans                                          (49,234)     (37,800)     (19,469)
   Net proceeds from long term debt                                       74,565       63,660      285,631
   Capital redemption at recapitalization                                     --           --     (311,220)
   Capital contribution by HEI at recapitalization                            --           --       19,816
   Repayment of long-term debt                                           (28,857)     (73,460)    (133,615)
   Debt issue amortization                                                 2,112        1,950          774
   Payment made to extinguish debt early                                      --           --       (1,373)
   Dividends paid                                                             --           --       (9,435)
   Net proceeds from common stock issuance at recapitalization                --           --       74,018
   Net proceeds from preferred stock issuance                                 --           --       50,000
   Net proceeds from sale of stock to management                              --           --        1,671
   Repayment of notes from stockholders                                      520           --           --
   Proceeds from common stock issuance                                     4,312      152,578           --
   Repurchase of common stock                                                (19)         (40)          --

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
                                 (In thousands)


                                                                                For the Year Ended
                                                                                   December 31,
                                                                          2001        2000        1999
                                                                        --------    --------    --------
   Redemption of Class B preferred stock                                      --     (79,310)         --
   Contributions to paid in capital                                           --          --      20,750
                                                                        --------    --------    --------
             Net cash provided by (used in) financing activities          88,032      70,979     (26,487)
                                                                        --------    --------    --------
Effect on cash from changes in exchange rates                                 --          --         414
                                                                        --------    --------    --------
Net increase (decrease) in cash                                           23,022     (13,267)    (36,650)
Cash and cash equivalents at beginning of year                            18,850      32,117      68,767
                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                $ 41,872    $ 18,850    $ 32,117
                                                                        ========    ========    ========
Supplemental disclosure of noncash investing and financing activities

   Dividend declared and accreted                                       $     --    $ (8,197)   $ (3,960)
                                                                        ========    ========    ========
   Accretion of recorded value of Intel warrant                         $     --    $   (990)   $   (260)
                                                                        ========    ========    ========
   Conversion of HEA equity to preferred stock                          $     --    $     --    $ 30,000
                                                                        ========    ========    ========
   Contribution of non-cash capital                                     $     --    $     --    $    475
                                                                        ========    ========    ========
   Sale of common stock for stockholder notes                           $     --    $    562    $  1,128
                                                                        ========    ========    ========
Supplemental disclosure of cash flow information
   Income taxes paid in cash                                            $    666    $  4,011    $  1,442
                                                                        ========    ========    ========
   Interest paid in cash                                                $ 33,659    $ 36,865    $ 12,400
                                                                        ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business, Recapitalization and Basis of Presentation

Business and Organization

     ChipPAC, Inc. and its subsidiaries (the "Company" or "ChipPAC"), provide packaging and testing services to the semiconductor industry, with product and service offerings in communications, computing and multi-applications end markets. The Company packages and tests integrated circuits from wafers provided by its customers. The Company markets its services worldwide, with emphasis on the North American market. The Company's packaging and testing operations are located in the Republic of Korea ("South Korea" or "Korea"), the People's Republic of China ("China") and Malaysia.

Recapitalization

     Prior to August 5, 1999, the Company represented the combination of four business units of Hyundai Electronics Industries Co., Ltd. ("HEI") which operated collectively as HEI's worldwide packaging and testing operations. These four business units historically consisted of the Assembly and Test Division of HEI, Hyundai Electronics Co. (Shanghai) Ltd. ("HECS"), and the Assembly and Test Division of Hyundai Electronics America ("HEA"), a majority owned subsidiary of HEI and ChipPAC, Inc. (CPI) which was owned by HEA. Sales and marketing services were primarily performed by the Assembly and Test Division of HEA. Packaging and testing services were performed by HECS and the Assembly and Test Division of HEI.

     On August 5, 1999, affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital, Ltd., which we refer to collectively as the "Equity Investors," and management acquired a controlling interest in the Company from HEI and Hyundai Electronics America through a series of transactions, including a merger into ChipPAC, Inc. of a special purpose corporation organized by the Equity Investors. The merger was structured to be accounted for as a recapitalization. Specifically:

     . the Equity Investors and other parties, including members of our management, invested $92.0 million to acquire common stock of ChipPAC, Inc. which represented approximately 90.2% of its common stock outstanding immediately following the recapitalization;

    . the prior stockholders of ChipPAC, Inc. retained a portion of their common stock in ChipPAC, Inc. equal to $10.0 million, or approximately 9.8% of ChipPAC, Inc.'s common stock outstanding immediately following the recapitalization; and

     . the prior stockholders received as consideration for the remainder of their common stock (i) an aggregate of $384.0 million in cash and (ii) mandatorily redeemable convertible preferred stock payable for up to an aggregate of $70.0 million. Net payment to Hyundai of $384.0 million, included capital redemption of $311.0 million and debt retirement of $133.0 million, offset by Hyundai investment of $40.0 million in mandatorily redeemable preferred stock, and a capital contribution of $20.0 million. After completion of the recapitalization, the balance of divisional equity of $0.2 million was transferred to additional paid in capital.

                                  ChipPAC, Inc.

Basis of Presentation

     The financial statements for the period subsequent to the recapitalization and at December 31, 2001, 2000 and 1999, have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances have been eliminated on consolidation. Prior to the recapitalization, the Company prepared it's comparative financial statements on a combined basis. Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2: Summary of Significant Accounting Policies

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses in the financial statements and accompanying notes. Significant estimates made by management include: the useful lives of property; plant and equipment and intangible assets as well as future cash flows to be generated by those assets; revenue reductions relating to customer programs and incentive offerings; allowances for doubtful accounts, customer returns and deferred tax assets; inventory realizability and contingent liabilities, among others. Actual results could differ from the estimates, and such differences may be material to the consolidated financial statements.

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

Comprehensive Income (Loss)

     Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SAFS No. 130") establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income (loss) includes all changes in equity during a period from transactions and events from non owner sources. In the year ended December 31, 2001 and 2000, comprehensive income (loss) approximated net income (loss). In the year ended December 31, 1999, comprehensive income
(loss) was ($8.6) million.

Inventories

     Inventories are stated at the lower of cost (computed using the first-in, first-out method) or market value. The Company does not take ownership of its customer supplied semiconductors. The risk of loss associated with the customer supplied semiconductors remains with the customer. These customer supplied semiconductors are not included as part of the Company's inventories.

                                  ChipPAC, Inc.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. The Company uses the straight-line method to depreciate machinery and equipment over their estimated useful lives from three to eight years. Building facilities and building improvements located in the Shanghai, China facilities are depreciated over 20 years. Building facilities and building improvements in the Kuala Lumpur, Malaysia facilities are depreciated over 25 and 17 years, respectively. Land use rights in Shanghai, China and Kuala Lumpur, Malaysia are amortized over 50 years. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term.

Intangibles

     Intangibles are amortized over their useful lives on a straight-line basis over a period of three to seven years.

Long-Lived Assets

     Long-lived assets held by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of carrying amounts to future net cash flows an asset is expected to generate, if an asset is considered to be impaired, the impairment to be recognized is measured by the amount to which the carrying amount of the assets exceeds the fair value of the asset.

Concentration of Credit Risk and Major Customers

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and cash and cash equivalents.

     The Company's customers are comprised of companies in the semiconductor industry located primarily in the United States of America. Credit risk with respect to the Company's trade receivables is mitigated by selling to well established companies, performing ongoing credit evaluations and maintaining frequent contact with customers. The allowance for doubtful accounts is based upon the expected collectability of the Company's accounts receivable.

     At December 31, 2001, three customers accounted for 19%, 12% and 11% of the outstanding trade receivables. At December 31, 2000, three customers accounted for 18%, 16% and 11% of the outstanding trade receivables. Loss of or default by these customers could have an adverse effect upon the Company's financial position, results of operations and cash flows.

     Cash and cash equivalents are deposited with banks in the United States of America, South Korea, China, and Malaysia. Deposits in these banks may exceed the amount of insurance provided on such deposits; however, the Company is exposed to loss only to the extent of the amount of cash and cash equivalents reflected on its balance sheets. The Company has not experienced any losses to date on its bank cash deposits.

Revenue Recognition

     The Company recognizes revenue, net of rebates and discounts, upon shipment of packaged semiconductors to its customers on completion of the services. The Company does not take ownership of customer supplied semiconductors as these materials are sent to the Company on a consignment basis. Accordingly, the customer supplied materials are not reflected in revenue or in cost of revenue.

Research and Development Costs

     Research and development costs are charged to expense as incurred.

                                  ChipPAC, Inc.

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

Computation of Net Income per Share of Common Stock

     Basic net income available to common stockholders per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and convertible subordinated note.

Foreign Exchange Contracts

     In the ordinary course of business the Company may enter into foreign exchange contracts as one way to mitigate the effect of foreign currency movements associated with its operations. The contracts entered into require the purchase of Korean Won or Japanese Yen and the delivery of U.S. Dollars, and generally have maturities which do not exceed three months. Because the contracts entered into to date have not qualified as hedges under generally accepted accounting principles in the United States of America, the gains and losses from these contracts have been recorded as foreign currency gains and losses in the period in which the exchange rate changed. There were no deferred gains or losses at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Company had no outstanding forward contracts and accordingly, no gains and losses were recorded in the years then ended.

Foreign Currency Translation

     Effective October 1999, upon completion of the recapitalization, the Company determined that the functional currency of its foreign operations is the U.S. dollar as such gains and losses resulting from translation from local currencies to the U.S. dollar are included in determining net income or loss for the period. Previously, the Company's functional currencies of its foreign operations were the respective local currencies and the net of the effect of the translation of the accounts of the foreign operations were included in stockholders' equity as a cumulative translation adjustment.

Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for certain transactions involving stock compensation" in accounting for its employee stock options. Accordingly, compensation for stock options is measured by the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure and pro-forma requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".

                                  ChipPAC, Inc.

Recent Accounting Pronouncements

     In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interest method of accounting is no longer allowed. SFAS No. 142 requires that goodwill and other indefinite life intangible assets will no longer be amortized but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. The Company expects that the adoption of SFAS No. 141 and 142 on January 1, 2002, will not have a material effect on its financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provision of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 does not apply to the impairment of goodwill and non-amortizable intangibles. The Company is currently reviewing this statement to determine its effect on its financial position and results of operations.

Note 3: Acquisition of Malaysian Business

     On June 30, 2000, the Company consummated the acquisition of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $71.5 million in cash and preferred stock as described below, the Company agreed to pay an additional purchase price if certain performance criteria were met. In connection with the acquisition, the Company entered into a five-year supply agreement with Intersil to provide Intersil assembly and test services on an exclusive basis.

     The acquisition has been accounted for using purchase accounting. Under purchase accounting, the total purchase price of the Malaysian business is allocated to the acquired assets and liabilities based on their relative fair values as of the closing date of the acquisition. The purchase price of $71.5 million represents the total of the cash consideration (including direct costs of the acquisition) and the estimated fair value of the Class C preferred stock exchanged for the whole of the issued shares of the Malaysian business and certain intellectual property associated with it.

                                  ChipPAC, Inc.

     The terms of the acquisition of the Malaysian business requires the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller's packaging business, currently subcontracted by Intersil to a third party, to us. The Company will record these contingent payments as additional purchase price if and when they are earned and paid on a quarterly basis. In the event that Intersil were to achieve all the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the years ended December 31, 2001 and 2000, $7.5 million and $0.4 million, respectively, were paid for a cumulative total of $7.9 million. These payments increased the effective purchase price and were allocated to non-current assets. Additionally, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business and deferred tax of $3.1 million on all of these adjustments. This resulted in a further increase in non-current assets.

     The amount and components of the purchase price including additional contingent incentive payments along with the allocation of the purchase price to assets purchased and liabilities assumed as of December 31, 2001 were as follows:

                                                                   (in millions)
Purchase Price:
 Cash consideration ..............................................    $  62.8
 Estimated fair value of Class C preferred stock .................       15.8
 Deferred taxes ..................................................        3.1
 Expenses ........................................................        5.0
 Less: payment due from Intersil .................................       (1.8)
                                                                      -------
                                                                      $  84.9
                                                                      =======
Allocation of Purchase Price:
  Land and buildings .............................................    $  19.3
  Plant and equipment ............................................       66.4
  Intellectual property ..........................................       14.2
  Restructuring accrual ..........................................       (7.4)
  Deferred taxes .................................................       (4.1)
  Net other assets and liabilities ...............................       (3.5)
                                                                      -------

                                                                      $  84.9
                                                                      =======

     In June 2000, in connection with the acquisition of the Malaysian business, the Company authorized and issued 8,750 shares of non-voting Class C-1 and 8,750 shares of Class C-2 mandatorily redeemable preferred stock having an aggregate liquidation preference of $1,000 per share. Dividends on the Class C mandatorily redeemable preferred stock accrued at a rate of 5.0% per annum. In accordance with their terms, the shares of Class C preferred stock were converted into shares of Class A common stock on August 8, 2000 upon the Company's initial public offering. While the shares had a liquidation value of $17.5 million, their fair value was determined to be $15.8 million upon issuance.

                                  ChipPAC, Inc.

     There is no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $56.2 million as of July 1, 2000. This amount has been allocated in full to non-current assets as summarized below:

                                                 Excess of Fair       Total
                                    Estimated       Value of        Additional
                                      Fair        Acquired Net       Purchase      Adjusted
Non-current asset                     Value     Amounts Over Cost     Price       Fair Value
-----------------                     -----     ----------------    ----------    ----------
                                                        (in millions)
Land and buildings ..............   $   27.9        $ (11.1)          $   2.5       $  19.3
Plant and equipment .............       93.9          (36.9)              9.4          66.4
Intellectual property ...........       20.9           (8.2)              1.5          14.2
                                    --------        -------           -------       -------
                                    $  142.7        $ (56.2)          $  13.4       $  99.9
                                    ========        =======           =======       =======

     Intellectual property acquired along with the Malaysian business primarily consists of trade secrets and patents. The estimated average useful life of these assets are between five and nine years.

     An accrual of $7.4 million was established for expected costs of restructuring the Malaysian business. For the years ended December 31, 2001 and 2000, $2.3 million and $4.9 million of these non-recurring costs have been paid in connection with our factory reorganization, product discontinuance and employee related costs. As of December 31, 2001, a total of $0.2 million remains for completion of the purchase activities. We began formulating exit plans and termination data during our due diligence relating to the acquisition of the Malaysian business. The accrual was originally comprised of $5.0 million for involuntary termination benefits and $2.4 million of other exit activities. Actual involuntary termination benefits and other exit costs amounted to $7.0 million and $0.2 million, respectively. The projected number of planned reductions in head count as a result of this planned restructuring was 380 employees, with an actual reduction of 373 employees. All restructuring activities were completed in the year ended December 31, 2001, and there are no unresolved contingencies or purchase price allocation issues

     The results of operations of the Malaysian business have been included within the Company's results of operations for periods subsequent to June 30, 2000. Set forth below is the unaudited pro forma combined summary of operations of the Company for the years ended December 31, 2000 and 1999, as if the acquisition had been made on January 1, 1999 (in thousands, except for per share amounts).

                                  ChipPAC, Inc.

Pro Forma Disclosure

                                                            December 31,
                                                       2000             1999
                                                     --------------------------
                                                    (unaudited)      (unaudited)

Net revenue                                          $536,326         $477,394
Income before extraordinary item                        9,165            7,009
Net income                                              6,775            6,749


Earnings per share

   Basic                                             $   0.10         $   0.13
                                                     --------         --------
   Diluted                                           $   0.10         $   0.12
                                                     --------         --------

Shares used in per share calculation:

   Basic                                               68,367           54,002
                                                     --------         --------
   Diluted                                             69,553           54,601
                                                     --------         --------

     Intersil assigned to the Company, patents, copyrights, and technical information used exclusively in or associated with the Malaysian business. Furthermore, Intersil granted a worldwide, non-exclusive, royalty-free license under other Intersil patents, copyright and technical information, to the Company, which is also used in or related to the operation of the Malaysian business. This license is perpetual and irrevocable. Any intellectual property rights in the bonding diagrams, test programs, maskworks and test boards uniquely related to the Intersil products for which the Company will provide packaging and test services under the supply agreement with Intersil are licensed to it only for use in providing those services.

Note 4: Termination of Advisory Agreements

     At the time of the 1999 recapitalization, the Company entered into two advisory agreements with certain Equity Investors under which the Equity Investors provided financial, advisory and consulting services to the Company. Each advisory agreement was to remain in effect for an initial term of ten years. Expenses related to these contracts were recorded as selling, general and administrative expenses.

     The Company agreed to terminate the advisory agreements with the Equity Investors upon the closing of the initial public offering for a one-time aggregate payment of $8.0 million consisting of a $3.6 million cash payment and the issuance of $4.4 million of the Company's Class A common stock at a price per share equal to the initial public offering price of $12.00 per share. There were no active consulting projects involving the Equity Investors at the time the agreements were cancelled. The one-time charge to income of $8.0 million was classified as an other expense and was made in the third quarter of fiscal 2000 for the termination of these agreements.

                                  ChipPAC, Inc.

Note 5: Risks and Uncertainties

Industry

     The Company's business involves certain risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on a cyclical industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, competitive pricing and declines in average selling prices, risks associated with foreign currencies, and enforcement of intellectual property rights. Additionally, the market in which the Company operates is very competitive. As a result of these industry and market characteristics, key elements of competition in the independent semiconductor packaging market include breadth of packaging offerings, time-to-market, technical competence, design services, quality, production yields, reliability of customer service and price.

     The Company reduced the concentration of its customers that make up more than 10.0% of sales from two customers in the year 2000 accounting for 47.0% of total revenue, to four customers accounting for 61.3% of total revenue in 2001. As a result, any decommitment from any major customer for products could have an adverse impact on the Company's financial position, results of operations and cash flows.

     In 2001, 2000 and 1999, the Company had four, two and one customers, over 10.0% of sales, respectively. These customers were as follows:

                Year ended December 31,
                -----------------------
Customer        2001     2000      1999
--------        ----     ----      ----
Intersil        20.2%      *         -
Intel           18.3%    34.4%     50.8%
LSI Logic       12.8%    12.6%       *
Atmel           10.0%      *         *

* Denotes less than 10%

Other

     South Korean, Chinese, and Malaysian foreign currency exchange regulations may place restrictions on the flow of foreign funds into and out of those countries. The Company is required to comply with these regulations when entering into transactions in foreign currencies in South Korea, China and Malaysia. As of December 31, 2001 and 2000, there were no restrictions on foreign funds flow.

     The Company procures materials from local vendors in the ordinary course of business. Three vendors in South Korea supply approximately 40.0% of the Company's component parts used in performing packaging services. Management believes that the Company has sufficient suppliers such that the loss of these concentrated suppliers would not have a material impact on the Company's combined financial position, results of operations or cash flows.

Note 6: Selected Balance Sheet Accounts

     The components of inventories were as follows (in thousands):

                                                            December 31,
                                                       2001               2000
                                                     -------            -------

Raw materials ..........................              $7,949            $16,935
Work in process ........................               3,080              2,935
Finished goods .........................               1,452              1,380
                                                     -------            -------
                                                      12,481             21,250
                                                     =======            =======

                                  ChipPAC, Inc.

     Property, plant and equipment were comprised of the following (in thousands):

                                                              December 31,
                                                           2001          2000
                                                        ---------     ---------

Land use rights ....................................    $  11,969     $  11,089
Buildings and improvements .........................       63,258        58,351
Equipment ..........................................      457,171       496,722
                                                        ---------     ---------
                                                          532,398       566,162
Less accumulated depreciation and amortization .....     (227,748)     (231,429)
                                                        ---------     ---------
                                                        $ 304,650     $ 334,733
                                                        =========     =========

     Land use rights represent payments made to secure, on a fully paid-up basis, the use of the property where the Company's facilities are located in Shanghai, China and Kuala Lumpur, Malaysia for a period of 50 and 99 years, respectively.

     Effective January 1, 2000, the Company re-evaluated the estimated useful lives of equipment. Based on the Company's assessment of the data gathered, estimated useful lives of assembly and test product equipment and furniture and fixtures were changed from five years to eight years. Previously, such equipment was depreciated on a straight-line basis over an estimated useful life of five years.

     The net book values of assembly and test product equipment and furniture and fixtures, as of January 1, 2000, are being depreciated over the remaining useful life, based on eight years from the date such assets were originally placed in service. This change resulted in depreciation expense for the year ended December 31, 2000 being $29.0 million lower than would have been recorded using five-year lives. The following is a proforma disclosure of the effect of this change in depreciable live on the net income of December 31, 2000: (in thousands, except per share amount)

Income before extraordinary item, as reported                                               $ 14,446

Change in depreciation due to useful life change from 5 yrs to 8 yrs                         (29,000)
                                                                                            --------
Pro forma loss before extraordinary item                                                     (14,554)
Extraordinary item - Loss from early extinguishment of debt, net of
           related income tax benefit                                                         (2,390)
                                                                                            --------
Pro forma net loss                                                                          $(16,944)
                                                                                            ========
Basic earnings per share:
   Pro forma loss before extraordinary item                                                 $  (0.26)
   Pro forma net loss                                                                       $  (0.30)

Weighted-average common shares outstanding used in basic earnings per share                   57,067

Weighted-average common shares outstanding used in diluted earnings per share                 57,067

                                  ChipPAC, Inc.

     Other assets were comprised of the following (in thousands):

                                                                    December 31,
                                                                   2001      2000
                                                                 -------   -------
Deposits .......................................................  $ 1,603   $ 1,393
Long-term employee loans .......................................      652     2,350
Deferred taxes .................................................       --     3,712
Debt issuance costs, net of amortization of $7,226 and $5,114...   14,715    11,673
Intangibles cost, net of amortization of $12,015 and $4,764.....   18,038    18,465
Other ..........................................................      155     4,195
                                                                  -------   -------
                                                                  $35,163   $41,788
                                                                  =======   =======

     Debt issuance costs of $16.8 million were incurred in 2000 and 1999 raising $300.0 million of debt in connection with the recapitalization and approximately $55.8 million of debt in connection with the Malaysian acquisition, respectively. In 2001, an additional $5.2 million of debt issuance costs were incurred with the issuing of $65.0 million debt.

     In 2001, a loan loss reserve for executive officers was establised in Q4 2001 in conjuntion with the restructuring and related activities of $1.5 million to reflect the forgiveness of the loans in Q1 2002.

     Accrued expenses and other liabilities were comprised of the following (in thousands):

                                                               December 31,
                                                          2001             2000
                                                        -------          -------

Payroll and related items ....................          $ 9,696          $12,556
Interest payable .............................           10,954            8,768
Customer rebate ..............................                -            3,613
Restructuring reserve ........................            1,632            1,850
Other expenses ...............................            5,556           12,970
                                                        -------          -------
                                                        $27,838          $39,757
                                                        =======          =======

                                  ChipPAC, Inc.

NOTE 7: Restructuring, write down of impaired assets and other charges

2001
     In the first and fourth quarters of 2001, ChipPAC's management approved restructuring plans to realign its organization and reduce operating costs. These actions were designed to better align ChipPAC's workforce with the decrease in demand and to reduce selling, general, and administrative expenses. These plans were a combination of reductions in force and furloughs. Accordingly, ChipPAC planned to reduce associated employee positions by approximately 554 and 197 worldwide in connection with the first and fourth quarter plans, respectively. Restructuring and related charges of $2.9 million and $3.3 million were expensed during the first and fourth quarters of 2001, respectively. The entire first quarter charge was related to employee separations and furloughs. The fourth quarter charge was comprised of $1.8 million related to employee separations and $1.5 million of loan loss reserves for executive officers loans. Employee separation benefits under each plan were similar and included severance, medical and other benefits. As of December 31, 2001, ChipPAC completed 554 of the planned 751 employee separations and all of the furloughs planned for 2001. ChipPAC expects to substantially complete the initiatives contemplated under the restructuring plans by June 30, 2002 for the estimated amount accrued with no significant differences. Components of accrued restructuring costs and amounts charged for restructuring as of December 31, 2001 were as follows:

                                                   Adjustments
                                    Beginning          and        December 31,
 (In thousands)                      Accrual      Expenditures       2001
 -------------                     -----------   --------------  -------------
Employee separations                 $ 4,732        $(3,100)        $ 1,632
Loan loss reserve                      1,500             --           1,500
                                     -------        -------         -------
                                     $ 6,232        $(3,100)        $ 3,132
                                     =======        =======         =======

     The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to be generated by an asset to its carrying value. If an asset is considered impaired, the asset is written down to fair value which is either determined based on discounted cash flows or appraised or estimated values, depending on the nature of the asset. During the year ended December 31, 2001, the Company wrote down impaired assets by $34.7 million. The asset write down relates primarily to the Company's manufacturing assets in the assembly and test facilities in South Korea and Malaysia. The Company determined that due to excess capacity the future expected cash flows related to equipment for certain package types will not be sufficient to recover the carrying value of the manufacturing equipment in the facility for those package types. The carrying values of these assets were written down to the estimated fair value and will continue to be depreciated over their remaining useful lives.

1999
     In connection with the recapitalization (See Note 1), the company made a one-time change of control payment to unionized Korean employees of $11.8 million.

Note 8: Dividends Accreted

                                                                2001       2000
                                                               ------     ------
                                                                 (in thousands)

Preferred Stock, Class A ("Intel Preferred Stock") .......     $   --     $  620
Preferred Stock, Class B ("Hyundai Preferred Stock") .....         --      5,756
Preferred Stock, Class C ("Intersil Preferred Stock") ....         --      1,821
                                                               ------     ------
                                                               $   --     $8,197
                                                               ======     ======

     Dividends on the Intel Preferred Stock were accrued on a daily basis at a rate of 10.0% per annum. Accumulated and unpaid dividends as of December 31, 1999 were capitalized as part of Mandatorily Redeemable Preferred Stock. Total accreted dividends and liquidation value of $11.0 million were converted into 2,800,438 shares of common stock at the initial public offering.

     Dividends on the Hyundai Preferred Stock were accrued on a daily basis at a rate of 12.5% per annum. Dividends were recorded as accumulated and unpaid dividends as part of Mandatorily Redeemable Preferred Stock. Total dividends and liquidation value of $79.3 million were paid in full through the proceeds of the initial public offering.

     Dividends on the Intersil Preferred Stock were accrued on a daily basis at a rate of 5.0% per annum. Dividends were recorded as accumulated and unpaid dividends as part of Mandatorily Redeemable Preferred Stock. Total dividends and liquidation value of $17.6 million were converted into 1,548,816 shares of common stock at the initial public offering.

                                  ChipPAC, Inc.

Note 9: Earnings per share

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

     As of December 31, 2001, there were options outstanding to purchase 7.1 million shares of Class A common stock with a weighted average exercise price of $4.01, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive. The Company also has outstanding the $50.0 million convertible subordinated notes, which are convertible into approximately 5.0 million shares of Class A common stock but which were not included in diluted basic earnings per share as their effect was also antidilutive. Had these options and convertible subordinated notes been included in the diluted earnings per share counts, the total of weighted average shares of Class A common stock would be 70,194,000 shares.

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

                                              December 31, 2001            December 31, 2000                December 31, 1999
                                                            Per-Share                    Per-Share                      Per-Share
                                          Loss     Shares    Amount     Income    Shares   Amount      Loss      Shares   Amount
                                         ------    ------    ------     ------    ------   ------      ----      ------   ------
                                                               (In thousands, except per share amounts)
Basic EPS:
Income (loss) per share available
   to common stockholder before
   extraordinary item ...............   $(93,736)  68,878   $  (1.36)  $  5,259   57,067  $   0.09   $(10,155)   38,935  $  (0.26)
Effect of dilutive securities:
   Stock options and warrants .......                   -                          1,186                              -

Diluted EPS:
Income (loss) per share available
   to common stockholder before
   extraordinary item ...............   $(93,736)  68,878   $  (1.36)  $  5,259   58,253  $   0.09   $(10,155)   38,935  $  (0.26)

Basic EPS:
Extraordinary item ..................   $      -            $      -   $  2,390   57,067  $  (0.04)  $  1,373    38,935  $  (0.04)
Effect of dilutive securities:
   Stock options and warrants .......                   -                          1,186                              -

Diluted EPS:
Extraordinary item ..................   $      -            $      -   $  2,390   58,253  $  (0.04)  $  1,373    38,935  $  (0.04)

Basic EPS:
Net Income (loss) per share
   available to common stockholders .   $(93,736)  68,878   $  (1.36)  $  2,869   57,067  $   0.05   $(11,528)   38,935  $  (0.30)
Effects of dilutive securities:
   Stock options and warrants .......                   -                          1,186                    -         -

Diluted EPS
   Net Income (loss) per share
      available to common
      stockholders ..................   $(93,736)  68,878   $  (1.36)  $  2,869   58,253  $   0.05   $(11,528)   38,935  $  (0.30)

                                  ChipPAC, Inc.

Note 10: Segments and Geographic Information

     The Company is engaged in one industry segment, the packaging and testing of integrated circuits.

     The following table describes the composition of revenue by product group and test services, as a percentage of total revenue:

                                             Year Ended
                                            December 31,
                                        -------------------
                                        2001   2000   1999
                                        -----  -----  -----
     Laminate ......................    46.0%  55.8%  68.1%
     Leaded ........................    40.2   35.0   29.1
     Test ..........................    13.8    9.2    2.8
                                       -----  -----  -----
        Total ......................   100.0% 100.0% 100.0%
                                       =====  =====  =====

                                  ChipPAC, Inc.

Financial data, summarized by geographic area, were as follows (in thousands):

                                                                     United
                                                                States of America       Asia          Eliminations      Consolidated
                                                                ----------------     ----------       ------------      ------------
Year ended December 31, 2001
Revenue from unaffiliated customers                                 $ 328,641         $      60         $       -         $ 328,701
Revenue from affiliates                                                     -           360,221          (360,221)                -
                                                                    ---------         ---------         ---------         ---------
 Total revenue                                                      $ 328,641         $ 360,281         $(360,221)        $ 328,701
                                                                    =========         =========         =========         =========
Interest expense                                                    $  37,211         $       3         $       -         $  37,214
Interest income                                                          (451)             (237)                               (688)
Depreciation and amortization expense                                   6,591            53,318                 -            59,909
Income tax expense (benefit)                                            5,052            (2,474)                -             2,578
Income (loss) from operations                                         (65,557)           10,328                 -           (55,229)
Identifiable assets                                                 $ 408,937         $ 463,326         $(441,548)        $ 430,715
                                                                    =========         =========         =========         =========
Year ended December 31, 2000
Revenue from unaffiliated customers                                 $ 494,282         $     129         $       -         $ 494,411
Revenue from affiliates                                                     -           457,609          (457,609)                -
                                                                    ---------         ---------         ---------         ---------
 Total revenue                                                      $ 494,282         $ 457,738         $(457,609)        $ 494,411
                                                                    =========         =========         =========         =========
Interest expense                                                    $  39,426         $       6         $       -         $  39,432
Interest income                                                          (383)             (460)                               (843)
Depreciation and amortization expense                                   3,625            41,424                 -            46,999
Income tax expense (benefit)                                           (3,276)            6,890                 -             3,614
Income (loss) from operations                                           9,785            52,545                 -            62,330
Extraordinary item, net of related income tax
benefit                                                                 2,390                 -                 -             2,390
Identifiable assets                                                 $ 359,560         $ 472,037         $(362,352)        $ 469,245
                                                                    =========         =========         =========         =========
Year ended December 31, 1999
Revenue from unaffiliated customers                                 $ 347,349         $  17,382         $       -         $ 364,731
Revenue from affiliates                                                     -           347,000          (336,201)           10,799
                                                                    ---------         ---------         ---------         ---------
 Total revenue                                                      $ 347,349         $ 364,382         $(336,201)        $ 375,530
                                                                    =========         =========         =========         =========
Interest expense                                                    $  14,484         $   6,757         $       -         $  21,241
Interest income                                                          (747)           (2,004)                             (2,751)
Depreciation and amortization expense                                   2,528            54,947                 -            57,475
Income tax expense (benefit)                                            1,166               772                 -             1,938
Income (loss) from operations                                           4,307             8,312                 -            12,619
Extraordinary item, net of related income tax
benefit                                                                     -             1,373                 -             1,373
Identifiable assets                                                 $ 286,673         $ 371,082         $(314,326)        $ 343,429
                                                                    =========         =========         =========         =========

   Revenue from unaffiliated customers is based on the geographic location of each plant's principal place of business. Revenue from affiliated customers is based on the origin of the shipment. Identifiable assets are those assets that can be directly associated with a particular geographic area. In determining each geographic location's income (loss) from operations and identifiable assets, the expenses and assets relating to general corporate activities are included in the amounts for the geographical area where they were incurred, acquired or utilized.

                                 ChipPAC, Inc.

     The Company's sales by geographic location of the customer were as follows:

                             December 31,
Region              2001        2000         1999
------              ----        ----         ----
USA                  92%         83%          89%
Asia                  6          14            9
Europe                2           3            2
                    ====        ====         ====
Total               100%        100%         100%
                    =============================

Note 11: Term Debt and Credit Facilities

     Under the terms of the recapitalization and merger in 1999 all short and long-term debt, loans and leases and other credit facilities existing prior to the recapitalization were terminated at the recapitalization date.

     To finance part of the recapitalization, the Company borrowed $300.0 million of new debt, comprising $150.0 million of term loans and $150.0 million of senior subordinated notes. The term loans bear interest based on the London Interbank Offered Rate (LIBOR) rate (1.98% at December 31, 2001) plus 2.75% to 4.0% and the senior subordinated notes bear interest at 12.75% per annum. The senior subordinated notes mature on July 21, 2009. If a change of control occurs, the Company may be required to allow holders of the senior subordinated notes to sell the Company their notes at a purchase price of 101.0% of the principal amount of the notes, plus accrued and unpaid interest. Interest is payable semi-annually for the senior subordinated notes and quarterly for the term loans.

     At December 31, 2001, the Company has a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of the senior credit facilities. The revolving credit line under the senior credit facilities matures on July 31, 2005. As of December 31, 2001, the Company maximized borrowings of $50.0 million on the revolving line of credit at a weighted average interest rate of 6.03%.

     In June 2001, the Company issued $50.0 million of convertible subordinated notes and $15.0 million of senior subordinated notes in a private placement. The convertible subordinated notes bear interest of 8.0% per annum and the notes mature on June 15, 2011. The senior subordinated notes bear interest at 12.75% per annum and mature on August 1, 2009. A majority of these funds were used to pay down the term loans and revolving loans.

     As of December 31, 2001, our debt consisted of $383.6 million of borrowings, which was comprised of $50.0 million of revolving loans, $118.6 million in term loans, $165.0 million of senior subordinated notes and $50.0 million of convertible subordinated notes.

                                  ChipPAC, Inc.

     The Company's debt instruments require that the Company meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio, minimum fixed charge coverage ratio, a maximum senior leverage ratio, capital expenditure limit and, for 2002 only, a minimum consolidated adjusted EBITDA amount. In conjunction with the Company's $65.0 million private placement in June 2001, the lenders of the Company's senior credit facilities amended the financial tests for the period July 1, 2001 through December 31, 2004. These debt instruments also contain covenants restricting the Company's operations. There were no violations of these covenants through December 31, 2001. On December 31, 2001, these covenants were waived for 2002 and three new covenants were established for 2002: 1) a requirement to raise at least $20 million in junior capital by March 1, 2002, which was fulfilled by the Company through an underwritten public offering of the Company's Class A common stock, completed in January 2002, 2) a minimum EBITDA requirement based on a rolling 12 months ending March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, of $30.0 million, $26.0 million, $32.0 million and $40.0 million, respectively, and 3) a capital expenditures limit of $30 million in 2002 with an exemption for a buyout of existing operating leases.

     Future maturities of term debt, senior subordinated notes and convertible subordinated notes outstanding at December 31, 2001 were as follows (in thousands):

Year Ended December 31,
-----------------------


2002 ..................................................      $ 50,000
2003 ..................................................        15,252
2004 ..................................................        24,752
2005 ..................................................        14,901
2006 ..................................................        63,722
2007 ..................................................            --
2008 ..................................................            --
2009 ..................................................       165,000
2010 ..................................................            --
2011 ..................................................        50,000
                                                             --------

                                                             $383,627
Less current portion ..................................       (50,000)
                                                             --------
Non current portion ...................................      $333,627
                                                             ========


     Substantially all assets of the ChipPAC consolidated group, with the exception of the two Chinese non-guarantor entities (ChipPAC Shanghai (Shanghai) and ChipPAC Electronic Technology (Shanghai)), have been pledged as collateral under the term debt and revolving credit facilities agreement put in place on August 5, 1999. The indenture governing the 12.75% senior subordinated notes has been fully and unconditionally guaranteed, jointly and severly on a senior subordinated basis by the parent company and the guaranteeing subsidiaries. See
Note 21. - Supplemental Financial Statements of Guarantor/Non-Guarantor
Entities.

     On early retirement of certain debt upon the initial public offering and the recapitalization, the Company recorded an extraordinary loss of $2.4 million and $1.4 million, net of related tax benefit, in the years ended December 31, 2000 and 1999, respectively.

                                  ChipPAC, Inc.

Note 12: Mandatorily Redeemable Preferred Stock

Intel Preferred Stock

     Pursuant to the Intel Stock Purchase Agreement, the Company issued 10,000 shares of Class A 10.0% mandatorily redeemable preferred stock and the Intel warrant to Intel, which is referred to as the Intel Preferred Stock, for $10.0 million in cash.

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

     All of the Intel Preferred Stock and accreted dividends of $11.0 million were converted to 2,800,438 shares of Class A common stock at the initial public offering. The total dividend accreted in the year ended December 31, 2000 was $0.6 million.

Intel Warrant

     Under the Intel Stock Purchase Agreement, the Company also issued a warrant to Intel, which entitled Intel to purchase $5.0 million of our common stock at $9.60 (20.0% discount off the initial public offering price of $12.00). This warrant expired on February 5, 2001 unexercised. The value of the warrant was included as additional paid in capital during the year ended December 31, 2001.

Hyundai Preferred Stock

     In connection with the recapitalization, the Company issued to HEI and Hyundai Electronics America ("HEA") 70,000 shares of Class B preferred stock, referred to as the Hyundai Preferred Stock, which had an initial aggregate liquidation preference of $70.0 million. Dividends on the Hyundai Preferred Stock accrued on a daily basis from August 5, 1999 at a rate of 12.5% per annum.

     The Hyundai Preferred Stock, including all accreted dividends totaling $79.3 million, was fully redeemed with proceeds from the initial public offering. Total dividend accreted for the year ended December 31, 2000 was $5.8 million.

     In addition, HEI could have received up to an additional $55.0 million in cash during the four-year period beginning January 1, 1999 if the Company had exceeded certain levels of EBITDA as set forth in the recapitalization agreement. HEI was entitled to receive 33.3% of the amount by which the EBITDA (defined in the recapitalization agreement as net income before interest, taxes, depreciation, amortization, extraordinary items and advisory fees) exceeded $116.5 million, $171.3 million, $198.5 million and $231.8 million, respectively, in each of the first four years following the recapitalization. In the event the final $20.0 million of such $55.0 million in cash was required to be paid to HEI, it would have been paid by the mandatory redemption of an equal amount of Hyundai Preferred Stock. No payments were made to HEI in the years ended December 31, 2000 and 1999 under these terms, and this right expired with the redemption of the Hyundai Preferred Stock.

                                  ChipPAC, Inc.

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

Note 13: Common Stock and Stockholders' and Equity

     A portion of certain shares sold by the Company are subject to a right of repurchase by the Company subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable until vesting is complete. At December 31, 2001, there were 505,629 shares subject to repurchase.

     The Company currently has authorized Class A and B common stock. There are 250,000,000, $0.01 par value, shares authorized of each Class A and Class B common stock. At December 31, 2001 and 2000 there were 69,404,000 and 68,438,000 shares, respectively, of Class A common stock issued and outstanding. There were no shares of Class B common issued or outstanding at December 31, 2001, or 2000.

     On June 13, 2000 the Company was reincorporated in Delaware ("ChipPAC Delaware"). In order to effect the reincorporation, ChipPAC, Inc., a California corporation ("ChipPAC California"), was merged with and into ChipPAC Delaware and as a result of which ChipPAC California ceased to exist. The Company operates its business as ChipPAC, Inc. The merger occurred immediately prior to the effectiveness of the Company's Registration Statement on Form S-1. In the merger, each outstanding share of ChipPAC California Class A common stock was converted into one share of ChipPAC Delaware Class A common stock. Each outstanding share of ChipPAC California Class B common stock was converted into one share of ChipPAC Delaware Class B common stock. Each outstanding share of ChipPAC California Class L common stock was converted into and became one share of ChipPAC Delaware Class A common stock plus an additional number of shares of ChipPAC Delaware Class A common stock which was determined by dividing a preferential distribution, based in part on the original cost of such share plus an amount which accrued daily at a rate of 12.0% per annum, compounded quarterly, by the per share price of the ChipPAC Delaware Class A common stock in the initial public offering. As a result, Class L common stockholders received 8,880,507 shares of Class A common stock.

     The Company currently has authorized 10,000,000 shares of preferred stock, par value $0.01, which may be issued in one or more series. At December 31, 2001 and 2000, there were no shares of preferred stock outstanding. At December 31, 1999 there were 10,000 shares of Class A preferred stock and 70,000 shares of Class B preferred stock outstanding.

                                  ChipPAC, Inc.

Initial Public Offering

     In July 2000, a 0.38098771 for 1 reverse stock split was made on the Company's common stock. All share and per share information presented herein has been restated to give effect to the stock split.

     On August 8, 2000, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of the Company's Class A common stock. In connection with the closing of the initial public offering, the Company issued 10,000,000 shares of Class A Common Stock for gross proceeds of $120.0 million. The Company concurrently completed the private placement described below. The total proceeds from the offering and the concurrent private placement, net of issuance costs, were $135.0 million.

     On August 18, 2000 in connection with the underwriters' exercise of their over-allotment option to purchase additional shares of our Class A common stock, an additional 1,500,000 shares of Class A common stock for gross proceeds of $18.0 million were issued by the Company. Total proceeds from the issuance of the additional shares, net of issuance costs, was $16.9 million.

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

Qualcomm Private Placement

     On July 13, 2000, Qualcomm agreed to enter into a three-year supply agreement with the Company under which the Company will provide packaging and test services for integrated circuit devices for Qualcomm and Qualcomm agreed to purchase $25.0 million of our Class A common stock at a purchase price per share of $11.40 (95.0% of the initial public offering price) in a private placement that occurred concurrently with the closing of the Company's initial public offering. Based on the initial public offering price of $12.00 per share, Qualcomm purchased 2,192,983 shares of Class A Common Stock.

Note 14: Termination of Advisory Agreements

     At the time of our 1999 recapitalization, we entered into advisory agreements with affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital Ltd., (our Equity Investors), under which the Equity Investors provided financial, advisory and consulting services to us. Each advisory agreement was to remain in effect for an initial term of ten years.

     We agreed to terminate the advisory agreements with the Equity Investors upon the closing of the initial public offering for a one-time aggregate payment of $8.0 million consisting of a $3.6 million cash payment and the issuance of $4.4 million of our Class A common stock at a price per share equal to the initial public offering price. We recorded a one-time charge to income of $8.0 million in the third quarter of fiscal 2000 for the termination of these agreements.

                                 ChipPAC, Inc.

Note 15: Commitments

Intel Materials Agreement

      On August 5, 1999, the Company and Intel entered into the Intel Materials Agreement pursuant to which Intel will outsource to the Company a portion of its semiconductor packaging needs. In return, the Company will provide Intel with rebates based upon the volume of packaging services outsourced to the Company. Rebates are deducted from revenue and accrued as current liabilities when the sale is made. The rebate percentage applied in computing the accrual is based on projected total sales and the relevant rebate percentages for the periods stated in the agreement. The Intel Materials Agreement covers semiconductor packaging services for which Intel has an ongoing purchasing requirement and for which the Company is a qualified source and where costs, yields and quality are equal to that of the same services provided by other semiconductor packaging companies. The Intel Materials Agreement also provides that Intel will not enter into other agreements for packaging services that contain provisions relating to competitive pricing and volume guarantees similar to those contained in the Intel Materials Agreement. This restriction only applies to agreements with semiconductor packaging companies that (i) are qualified to provide packaging services to Intel and (ii) provide the same type of packaging services provided by the Company. The Intel Materials Agreement also obligates the Company to first offer to Intel rights to use intellectual property related to certain new packaging services technology developed by the Company. The agreement expired on December 31, 2001 and was extended to March 31, 2002. For the year ended December 31, 2001, there was no rebate amount earned by nor paid to Intel. For the years ended December 31, 2000 and 1999, Intel earned and was paid $3.6 million for both years. The rebates were accrued when earned and were paid in January following each of December 31, 2000 and 1999.

      The Company's executive offices in the United States of America were leased from HEA until May 2001, thereafter, the Company's executive offices were moved to Fremont, California and are leased from an unrelated party. The Company's facilities in Korea are leased from HEI, under non-cancelable operating lease arrangements through 2004 with an option to extend to 2009. Rent expense in the years ended December 31, 2001, 2000, and 1999 was $6.4 million, $5.2 million, and $4.9 million respectively.

      Future annual minimum lease payments under noncancellable operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2001 were as follows (in thousands):

Years Ended December 31,
-----------------------

2002 ........................................................    $16,790
2003 ........................................................     15,255
2004 ........................................................      8,435
2005 ........................................................      6,760
2006 ........................................................      7,000
Thereafter ..................................................     31,196
                                                                 -------
                                                                 $85,436
                                                                 =======

                                 ChipPAC, Inc.

Note 16: Related Party Transactions

(In thousands)                                                                            December 31,
                                                                              2001            2000         1999
                                                                        ----------------------------------------

Revenue from sale of packaging and testing services to HEI group              $4,623        $31,500      $10,800
Reimbursement for plating services provided to HEI group including
   margin of $2,040, $4,236 and $2,734, respectively                           6,392          9,300        8,100

Accounts receivable at year end for sales and plating services to HEI
   group                                                                         417            814       11,700
Accounts payable to HEI group for common area use of facilities and
   utilities.                                                                  1,370              -            -

      During the years ended December 31, 2001, 2000 and 1999, HEA charged $0.3 million, $0.7 million and $0.8 million, respectively to the Company for rent and building related taxes, insurance, and maintenance.

      At June 30, 1998, Hyundai Information Technology ("HIT") entered into a three-year agreement with CPK to provide information technology services. This agreement was extended to June 2002. For the years ended December 31, 2001, 2000 and 1999, HIT charged CPK $0.9 million, $1.6 million and $2.3 million, respectively.

      During 1998, the Company entered into an agreement with HIT for the installation of a significant portion of a modular software system. The installation of this portion of the software system was completed in February 1999. For the year ended December 31, 1999, the Company incurred charges of $2.3 million from HIT. There were no similar charges for the years 2001 or 2000.

      At the time of the recapitalization, the Company entered into two ten-year advisory agreements with the Equity Investors. The Company and the Equity Investors agreed to terminate the advisory agreements upon the closing of the initial public offering (see Note 14).

      In 2001, in conjunction with restructuring and related activities, a loan loss reserve of $1.5 million for executive officers was established (see
Note 6).

Note 17: 2000 Equity Incentive Plan and 1999 Stock Purchase and Option Plan

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

                                 ChipPAC, Inc.

      The Company's 2000 Plan was adopted by the board of directors and approved by the stockholders on June 14, 2000. Amendments to the 2000 Plan were adopted by the board of directors on January 30, 2001, and approved by the stockholders on March 16, 2001. The 2000 Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options to employees, directors and consultants. A total of (1) 20,225,578 shares of common stock, (2) any shares returned to the company's 1999 Plan (the 1999 Stock Purchase and Option Plan) as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders of the Company commencing in 2001 equal to one percent of the outstanding shares of common stock, or a lesser amount as may be determined by the board of directors, have been reserved for issuance pursuant to the 2000 Plan.

      Options are granted at the fair market value and expire up to ten years after the date of grant. Vesting occurs usually over a two to four year period.

      The following table summarizes stock option activity under the 1999 Stock
Plan:

                                                                           Weighted
1999 Option Plan                          Options                          Average
                                         Available           Options       Exercise
                                         for Grant         Outstanding      Price
                                        ---------------------------------------------
             Options reserved            2,857,408                 --       $   --
             Options granted            (2,213,443)         2,213,443         2.35
             Options cancelled              26,860            (26,860)        1.40
             Options exercised                  --         (1,028,665)        0.29
                                        ---------------------------------------------
Balances at December 31, 1999              670,825          1,157,918         4.19
             Options reserved               51,909                 --           --
             Options granted              (682,154)           682,154        10.30
             Options cancelled             106,658           (106,658)        4.96
             Options exercised                  --            (45,174)        0.47
             Options transferred          (147,238)                --           --
                                        ---------------------------------------------
Balances at December 31, 2000                   --          1,688,240       $ 6.71
             Options reserved               57,669                 --           --
             Options cancelled             201,362           (201,362)        6.99
             Vested options expired         22,612            (22,612)        7.48
             Options exercised                  --           (106,772)        1.74
             Options transferred          (281,643)                --           --
                                         --------------------------------------------
Balances at December 31, 2001                   --          1,357,494       $ 7.05
                                        =============================================

                                  ChipPAC, Inc.

     The following table summarizes stock option activity under the 2000 Plan:


                                                                        Weighted
2000 Option Plan                        Options                          Average
                                       Available          Options       Exercise
                                       for Grant        Outstanding       Price
                                     --------------------------------------------
Balances at January 1, 2000
            Options reserved           1,142,963                --       $   --
            1999 options unused          147,238                --           --
            Options granted           (1,263,502)        1,263,502         5.01
            Options cancelled             12,770           (12,770)       12.60
                                     --------------------------------------------
Balances at December 31, 2000             39,469         1,250,732         4.93
            Options reserved          10,069,609                --       $   --
            1999 options unused          281,643                --           --
            Options granted           (4,768,235)        4,768,235         2.95
            Options cancelled            228,001          (228,001)        4.81
            Vested options expired           200              (200)        7.88
                                     --------------------------------------------
Balances at December 31, 2001          5,850,687         5,790,766         3.30
                                     ============================================

     The following table summarizes information with respect to options outstanding and exercisable at December 31, 2001:

                                            Options Outstanding                                  Options Exercisable
                                                                      Weighted Avg.
                                              Weighted Avg.             Remaining             Number of    Weighted Avg.
Exercise Price           Number of Shares     Exercise Price        Contractual Life           Shares     Exercise Price
 $   0.29- 0.29                 173,982          $   0.29                7.9                   46,876    $    0.29
     1.88- 1.94               2,312,800              1.88                9.7                        -
     2.88- 4.07               3,086,600              3.51                9.1                  177,150         2.88
     5.50- 7.88                 900,468              5.83                7.9                  371,248         5.68
     9.32-12.75                 674,410             12.15                8.7                  141,099        12.64
                      ----------------------------------------------------------------       ----------------------------
 $   0.29-12.75               7,148,260          $   4.01                9.1                  736,373    $    6.00
                      ================================================================       ============================

      The estimated weighted average fair value of options granted in 2001, 2000 and 1999 were $1.42, $3.21 and $0.91, respectively, based on the Black-Scholes option pricing model using assumptions as described below.

Employee Stock Purchase Plan

      In 2000, the Company adopted an employee stock purchase plan ("ESPP") for the benefit of its employees. The Plan qualified in the United States of America under section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase the Company's Class A common stock through payroll deductions at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee's eligible compensation. During 2001, a total of 921,656 shares of Class A common stock at a weighted average price of $4.48 per share, were issued through the ESPP. At December 31, 2000 no shares were issued under the plan. At December 31, 2001, 221,307 shares were reserved for future issuance under the ESPP.

     The estimated weighted average fair value of shares purchased under the Employee Stock Purchase Plan in 2001 was $1.88.

                                  ChipPAC, Inc.

Stock-Based Compensation

     The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the Company's stock option and purchase plan activity. If compensation expense had been determined based on the grant date fair value for awards in 2001, 2000, and 1999 in accordance with the provisions of SFAS 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        December 31,
                                             2001           2000        1999
-------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net income (loss) as reported             $(93,736)      $ 2,869      $(11,528)
Pro forma net income (loss)                (99,866)        1,259       (11,692)
Earnings (loss) per share as reported:
     Basic                                $  (1.36)      $  0.05      $  (0.30)
     Diluted                              $  (1.36)      $  0.05      $  (0.30)
Pro forma earnings (loss) per share:
     Basic                                $  (1.45)      $  0.02      $  (0.30)
     Diluted                              $  (1.45)      $  0.02      $  (0.30)
-------------------------------------------------------------------------------

     In calculating pro forma compensation, the fair value of each stock option and stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                 Employee Stock Options
                                                      December 31,
                                      2001                2000           1999
                               ------------------------------------------------
Dividend yield                       None               None           None
Volatility                            57%                54%            39%
Risk-free interest rate           3.63%-4.83%        5.99%-7.13%    5.74%-6.13%
Expected lives (in years)              4                  4             4
                                            Employee Stock Purchase Plan
                                                     December 31,
                                      2001               2000            1999
                               ------------------------------------------------
Dividend yield                       None               None           None
Volatility                            57%                 -              -
Risk-free interest rate           4.96%-6.33%             -              -
Expected lives (in years)             0.5                 -              -

                                  ChipPAC, Inc.

Note 18: Income Taxes

     The provision for (benefit from) income taxes is comprised of the following (in thousands):

                                                      December 31,
                                           2001           2000           1999
                                         --------       --------       --------
Current
         Federal ...................     $     --       $     --       $    209
         State .....................            1              1             98
         Foreign ...................          941          1,584          4,680
                                         --------       --------       --------
                 Total Current .....          942          1,585          4,987
                                         --------       --------       --------
Deferred
         Federal ...................        3,327         (3,533)           566
         State .....................          385           (420)            95
         Foreign ...................       (2,076)         5,982         (3,710)
                                         --------       --------       --------
                 Total Deferred ....        1,636          2,029         (3,049)
                                         --------       --------       --------
Tax expense ........................     $  2,578       $  3,614       $  1,938
                                         ========       ========       ========

     Income (loss) before taxes and extraordinary items is comprised of the following (in thousands):

                                                         December 31,
                                               2001         2000        1999
                                               ----         ----        ----
     Domestic ......................        $   (483)     $(9,003)    $ (1,498)
     Foreign .......................         (90,675)      27,063       (2,499)
                                            --------      -------     --------
                                            $(91,158)     $18,060     $ (3,997)
                                            ========      =======     ========

    A summary of the composition of net deferred income tax assets (liabilities) is as follows (in thousands):

                                                              December 31,
                                                          2001          2000
                                                        --------      --------
Assets:
     Loss due to impaired assets ..................   $  6,424        $    426
     Income recognized for tax but not for books ..     11,324           7,598
     Tax credits ..................................      7,712           2,663
     NOL Carryforward .............................      5,671           3,490
     Other ........................................      4,255           2,955
                                                      --------        --------
Total gross deferred tax assets ...................     35,386          17,132
Less valuation allowance ..........................    (24,373)         (6,122)
                                                      --------        --------
Net deferred tax assets ...........................     11,013          11,010

Liabilities:
     Depreciation .................................    (16,086)        (10,870)
     Other ........................................        (69)           (570)
                                                      --------        --------
Gross deferred tax liabilities ....................    (16,155)        (11,440)
                                                      --------        --------
Total net deferred tax liability ..................   $ (5,142)       $   (430)
                                                      ========        ========

                                  ChipPAC, Inc.

     Included in deferred tax liabilities relating to depreciation as of December 31, 2001 is an amount of $3.1 million relating to additional purchase price for the Malaysia business, which was included in non-current assets.

     Reconciliation of the statutory federal income tax to the Company's effective tax:
                                                             December 31,
                                                          2001         2000
                                                         ------       ------


Tax at federal statutory rate ....................        35.0%        35.0%
State, net of federal benefit ....................         0.9         (1.7)
Valuation allowance on net operating loss ........        (6.8)          --
Foreign operation net difference .................       (31.4)       (16.5)
Other ............................................        (0.5)         3.2
                                                         -----        -----
Provision for taxes ..............................        (2.8)%       20.0%
                                                         =====        =====

     At December 31, 2001, the Company had approximately $10.3 million of federal and $6.2 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts from 2006 to 2020. Under the Tax Reform Act of 1986, the amounts of the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50.0%, as defined over a three-year period.

     As of December 31, 2001, the Company established a partial valuation allowance against its gross deferred tax assets to reduce the assets to the amount the Company deemed, more likely than not, to be recoverable prior to repatriation. The Company considered, among other factors, the historical profitability, prior to one-time charges, projections of future profits and the ability of the Company's foreign subsidiaries to utilize their deferred tax assets. The net change in total valuation allowance as of December 31, 2001 was an increase of approximately $18.3 million.

Note 19: Employee Benefit Plans

Retirement and Deferred Savings Plan--United States of America

     The Company maintains a retirement and deferred savings plan for its employees (the "401(k) Plan"). The 401(k) Plan is intended to qualify as a tax qualified plan under the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute up to 15.0% of tax gross compensation (up to a statutory limit). Under the 401(k) Plan, the Company is required to make contributions based on contributions made by employees. The Company's contributions to the 401(k) Plan for the years ended December 31, 2001, 2000 and 1999 were approximately $0.2 million in each year. All amounts contributed by participants and related earnings are fully vested at all times.

                                  ChipPAC, Inc.

Severance Benefits--Korea

     Employees and directors with more than one year of service are entitled to receive a lump-sum payment upon termination of their employment with CPK, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are adjusted annually for all eligible employees based on their employment as of the balance sheet date.

     In accordance with the National Pension Act of South Korea, a certain portion of severance benefits is required to be remitted to the Korean National Pension Fund and deducted from accrued severance benefits. The amounts contributed will be refunded to employees from the National Pension Fund upon retirement. The expense for severance benefits for the years ended December 31, 2001, 2000, and 1999 amounted to approximately $2.6 million, $3.0 million, and $2.8 million, respectively.

                                  ChipPAC, Inc.

Note 20 - SUBSEQUENT EVENTS

     On January 30, 2002, the Company sold 10,000,000 shares of Class A common stock in an underwritten public offering based on the public offering price of $6.00 per share. In connection with this sale, the Company received net proceeds of approximately $56.2 million, after deducting underwriting discounts, commissions and estimated offering expenses.

     The Company used the net proceeds of $56.2 million for this offering to pay down term loans and revolving loans, respectively. The term loans had a weighted average interest rate of 8.2% for the year ended December 31, 2001, have scheduled amortization payments each quarter and mature on July 31, 2005. The revolving loans had a weighted average interest rate of 6.0% for the year ended December 31, 2001 and mature on July 31, 2005.

     On February 14, 2002, the Company sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter's exercise of their over-allotment option at the public offering price of $6.00 per share. In connection with this sale, the Company received net proceeds of approximately $8.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company used $4.0 million of the net proceeds from the sale of the additional shares sold on February 14, 2002 to further pay down term loans. As of February 14, 2002, the term loans had a remaining balance of approximately $86.2 million and the revolving loans had been repaid in its entirety.

Note 21: Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

     In connection with the recapitalization, ChipPAC International Company Limited, ("CP Int'l"), issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. ("CPI") and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited ("CPK"), ChipPAC Malaysia Sdn. Bhd. ("CPM"), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the "Guarantor Subsidiaries"). All guarantor subsidiaries are wholly-owned direct or indirect subsidiaries of CPI. ChipPAC Shanghai Limited ("CPS") and ChipPAC Electronic Technology Ltd. ("CETS"), did not provide guarantees (the "Non-Guarantor Subsidiaries"). The following is consolidated and combining financial information for CP Int'l CPI, and CPK, CPS, CETS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries. ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management Hungary Limited Liability Company were formed by Hyundai in 1999, ChipPAC Malaysia was acquired in 2000, these entities have no historical operating results or balances for the year ended December 31, 1998. As a result, it is not possible to include these entities in the supplemental financial statements for these periods. Financial information for ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L. and ChipPAC Liquidity Management Hungary Limited Liability Company have not been presented as these entities have no historical financial results and future transactions will primarily consist of inter-company transactions.

                                  ChipPAC, Inc.
                 SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS
                               December 31, 2001
                                 (In thousands)


                                                                          Parent                                       Non-
                                                                         Guarantor        Issuer        Other        Guarantor
                                                                            CPI          CP Int'l     Guarantors       China
                                                                        -----------    -----------    -----------   -----------
Assets
  Current assets:

    Cash and cash equivalents                                           $     1,842    $    17,093    $    20,939   $     1,998
    Intercompany accounts receivable                                         59,103         85,860         20,347        12,166
    Accounts receivable, net                                                     30             11         31,961            32
    Inventories                                                                  --             --          9,682         2,799
    Prepaid expenses and other current assets                                   393             --          3,527           595
                                                                        -----------    -----------    -----------   -----------
              Total current assets                                           61,368        102,964         86,456        17,590
    Property, plant and equipment, net                                        6,054             --        198,161       100,435
    Intercompany loans receivable                                                --        352,500             --            --
    Investment in subsidiaries                                              (40,002)            --         49,171            --
    Other assets                                                              4,319         11,694         18,402           748
                                                                        -----------    -----------    -----------   -----------
              Total assets                                              $    31,739    $   467,158    $   352,190   $   118,773
                                                                        ===========    ===========    ===========   ===========
Liabilities and stockholders' equity (deficit)
  Current liabilities:
    Intercompany accounts payable                                        $       25    $    50,018    $   106,196   $    21,239
    Revolving loans                                                              --         50,000             --            --
    Accounts payable                                                          2,181            749         21,615         6,500
    Accrued expenses and other current liabilities                            2,759         11,417          7,829         5,833
                                                                        -----------    -----------    -----------   -----------
              Total current liabilities                                       4,965        112,184        135,640        33,572
    Long-term debt, less current portion                                         --        283,627             --            --
    Convertible subordinated note                                            50,000             --             --            --
    Intercompany loans payable                                                   --             --        318,500        34,000
    Other long-term liabilities                                                  --             --         11,431            --
                                                                        -----------    -----------    -----------   -----------
              Total liabilities                                              54,965        395,811        465,571        67,572
                                                                        ===========    ===========    ===========   ===========
  Stockholders' equity (deficit):
    Common stock                                                                694             --             --            --
    Additional paid in capital                                              110,043         81,689         16,907       108,133
    Receivable from stockholders                                               (985)            --             --            --
    Accumulated other comprehensive income                                    9,169             --          8,705           464
    Accumulated deficit                                                    (142,147)       (10,342)      (138,993)      (57,396)
                                                                        -----------    -----------    -----------   -----------
    Total Stockholders' equity (deficit)                                    (23,226)        71,347       (113,381)       51,201
                                                                        ===========    ===========    ===========   ===========
              Total liabilities and stockholders' equity (deficit)      $    31,739    $   467,158    $   352,190   $   118,773
                                                                        ===========    ===========    ===========   ===========

                                                                Eliminations   Consolidated
                                                                ------------   ------------
Assets
  Current assets:
    Cash and cash equivalents                                    $        --    $    41,872
    Intercompany accounts receivable                                (177,476)            --
    Accounts receivable, net                                              --         32,034
    Inventories                                                           --         12,481
    Prepaid expenses and other current assets                             --          4,515
                                                                 -----------    -----------
              Total current assets                                  (177,476)        90,902
    Property, plant and equipment, net                                    --        304,650
    Intercompany loans receivable                                   (352,500)            --
    Investment in subsidiaries                                        (9,169)            --
    Other assets                                                          --         35,163
                                                                 -----------    -----------
              Total assets                                       $  (539,145)   $   430,715
                                                                 ===========    ===========
Liabilities and stockholders' equity (deficit)
  Current liabilities:
    Intercompany accounts payable                                $  (177,478)   $        --
    Revolving loans                                                       --         50,000
    Accounts payable                                                      --         31,045
    Accrued expenses and other current liabilities                        --         27,838
                                                                 -----------    -----------
              Total current liabilities                             (177,478)       108,883
    Long-term debt, less current portion                                  --        283,627
    Convertible subordinated note                                         --         50,000
    Intercompany loans payable                                      (352,500)            --
    Other long-term liabilities                                           --         11,431
                                                                 -----------    -----------
              Total liabilities                                     (529,978)       453,941
                                                                 ===========    ===========
  Stockholders' equity (deficit):
    Common Stock                                                          --            694
    Additional paid in capital                                      (206,729)       110,043
    Receivable from stockholders                                         --            (985)
    Accumulated other comprehensive income                            (9,169)         9,169
    Accumulated deficit                                              206,731       (142,147)
                                                                 -----------    -----------
    Total Stockholders' equity (deficit)                              (9,167)       (23,226)
                                                                 ===========    ===========
              Total liabilities and stockholders'
                 equity (deficit)                                $  (539,145)       430,715
                                                                 ===========    ===========

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                          Year ended December 31, 2001
                                 (In thousands)


                                              Parent                                 Non-
                                            Guarantor    Issuer CP     Other       Guarantor
                                               CPI         Int'l     Guarantors      China    Eliminations  Consolidated
                                            ---------    ---------   ----------    ---------  ------------  ------------
Revenue
Intercompany revenue                        $ 27,168     $     --    $      --    $  56,338    $  (83,506)   $       --
  Customer revenue                                --           --      328,693            8            --       328,701
                                            ---------------------------------------------------------------------------
     Revenue                                  27,168           --      328,693       56,346       (83,506)      328,701
Cost of revenue                                   23           --      328,732       52,339       (83,506)      297,588
                                            ---------------------------------------------------------------------------
Gross profit                                  27,145           --          (39)       4,007            --        31,113
Operating expenses:
  Selling, general and administrative         19,378          303        8,127        3,391            --        31,199
  Research and development                     4,364           --        9,859           --            --        14,223
  Restructuring, write down of impaired
   assets and other charges                    1,760           --       36,855        2,305            --        40,920
                                            ---------------------------------------------------------------------------
  Total operating expenses                    25,502          303       54,841        5,696            --        86,342
                                            ---------------------------------------------------------------------------
Operating income (loss)                        1,643         (303)     (54,880)      (1,689)           --       (55,229)
Non-operating (income) expenses
  Interest expense                             2,249       34,963       31,065        3,440       (34,503)       37,214
  Interest income                               (146)     (34,523)        (439)         (83)       34,503          (688)
  Loss from investment in
    subsidiaries                              89,413           --        4,983           --       (94,396)           --
  Foreign currency gains                          --           --         (156)         (31)           --          (187)
  Other (income) expense, net                     23           --         (401)         (32)           --          (410)
                                            ---------------------------------------------------------------------------
Total non-operating expenses                  91,539          440       35,052        3,294       (94,396)       35,929
                                            ---------------------------------------------------------------------------
Loss before income taxes                     (89,896)        (743)     (89,932)      (4,983)       94,396       (91,158)
Provision for (benefit from) income taxes      3,840        1,104       (2,366)          --            --         2,578
                                            ---------------------------------------------------------------------------
Net loss                                    $(93,736)    $ (1,847)   $ (87,566)   $  (4,983)   $   94,396    $  (93,736)
                                            ===========================================================================

                                  ChipPAC, Inc.
            SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 2001
                                 (In thousands)

                                                                                  Parent                                     Non-
                                                                                 Guarantor       Issuer        Other       Guarantor
                                                                                    CPI         CP Int'l     Guarantors      China
                                                                             --------------    -----------   -----------   ---------
Cash flows from operating activities:
        Net loss                                                              $(93,736)      $ (1,847)      $(87,566)      $ (4,983)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                            1,821             --         48,211          9,877
        Deferred tax                                                             1,636             --             --             --
        Write down of impaired assets                                               --             --         32,383          2,305
        Foreign currency gains                                                      --             --           (156)           (31)
        (Gain) loss on sale of equipment                                           112             --           (116)             3
        Equity income from investment in subsidiaries                           89,413             --          4,983             --
Changes in assets and liabilities:
        Intercompany accounts receivable                                       (51,042)       (66,805)         5,039         (3,862)
        Accounts receivable                                                         15            (12)        13,879            (12)
        Inventories                                                                 --             --          8,190            579
        Prepaid expenses and other current assets                                   14             --           (212)         2,403
        Other assets                                                               465             --         (3,183)          (572)
        Intercompany accounts payable                                               22         47,529         75,360         (6,241)
        Accounts payable                                                         1,172            749        (25,638)            99
        Accrued expenses and other current liabilities                           3,332          1,951        (17,649)           447
        Other long-term liabilities                                               (240)            --           (162)          (108)
                                                                             -------------------------------------------------------
        Net cash provided by (used in) operating activities                    (47,016)       (18,435)        53,363            (96)
                                                                             -------------------------------------------------------
Cash flows from investing activities:
        Acquisition of property, plant and equipment                            (4,847)            --        (29,968)       (11,577)
        Proceeds from sale of equipment                                          1,731             --          8,162         (8,928)
        Malaysian acquisition, net of cash and cash equivalents acquired            --             --         (7,399)            --
        Investment in subsidiaries                                                  --             --        (18,540)            --
                                                                             -------------------------------------------------------
        Net cash used in investing activities                                   (3,116)            --        (47,745)       (20,505)
                                                                             -------------------------------------------------------
Cash flows from financing activities:
        Proceeds from revolving loans                                               --         84,633             --             --
        Repayment of revolving loans                                                --        (49,234)            --             --
        Net proceeds from long term debt                                        46,820         27,745             --             --
        Intercompany loan payments                                                  --             --             --         18,540
        Repayment of long-term debt                                                 --        (28,857)            --             --
        Debt issue amortization                                                    160          1,952             --             --
        Repayment of notes from stockholders                                       520             --             --             --
        Proceeds from common stock issuance                                      4,312             --             --             --
        Repurchase of common stock                                                 (19)            --             --             --
                                                                             -------------------------------------------------------
        Net cash provided by financing activities                               51,793         36,239             --         18,540
                                                                             -------------------------------------------------------
Net increase (decrease) in cash                                                  1,661         17,804          5,618         (2,061)
Cash and cash equivalents at beginning of year                                     181           (711)        15,321          4,059
                                                                             -------------------------------------------------------
Cash and cash equivalents at end of year                                      $  1,842       $ 17,093       $ 20,939       $  1,998
                                                                             =======================================================

                                                              Eliminations       Consolidated
                                                              -----------        -----------
Cash flows from operating activities:
        Net loss                                               $  94,396          $ (93,736)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                 --             59,909
        Deferred tax                                                  --              1,636
        Write down of impaired assets                                 --             34,688
        Foreign currency gains                                        --               (187)
        (Gain) loss on sale of equipment                              --                 (1)
        Equity income from investment in subsidiaries            (94,396)                --
Changes in assets and liabilities:
        Intercompany accounts receivable                         116,670                 --
        Accounts receivable                                           --             13,870
        Inventories                                                   --              8,769
        Prepaid expenses and other current assets                     --              2,205
        Other assets                                                  --             (3,290)
        Intercompany accounts payable                           (116,670)                --
        Accounts payable                                              --            (23,618)
        Accrued expenses and other current liabilities                --            (11,919)
        Other long-term liabilities                                   --               (510)
                                                              ------------------------------
        Net cash provided by (used in) operating activities           --            (12,184)
                                                              ------------------------------
Cash flows from investing activities:
        Acquisition of property, plant and equipment                  --            (46,392)
        Proceeds from sale of equipment                               --                965
        Malaysian acquisition, net of cash and cash
         equivalents acquired                                         --             (7,399)
        Investment in subsidiaries                                18,540                 --
                                                              ------------------------------
        Net cash used in investing activities                     18,540            (52,826)
                                                              ------------------------------
Cash flows from financing activities:
        Proceeds from revolving loans                                 --             84,633
        Repayment of revolving loans                                  --            (49,234)
        Net proceeds from long-term debt                              --             74,565
        Intercompany loan payments                               (18,540)                --
        Repayment of long-term debt                                   --            (28,857)
        Debt issue amortization                                       --              2,112
        Repayment of notes from stockholders                          --                520
        Proceeds from common stock issuance                           --              4,312
        Repurchase of common stock                                    --                (19)
                                                              ------------------------------
        Net cash provided by financing activities                (18,540)            88,032
                                                              ------------------------------
Net increase (decrease) in cash                                       --             23,022
Cash and cash equivalents at beginning of year                        --             18,850
                                                              ------------------------------
Cash and cash equivalents at end of year                       $      --          $  41,872
                                                              ==============================

                                  ChipPAC, Inc.
                 SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS
                                December 31, 2000
                                 (In thousands)


                                                                          Parent                                       Non-
                                                                         Guarantor        Issuer        Other        Guarantor
                                                                            CPI          CP Int'l     Guarantors       China
                                                                        -----------    -----------    -----------   -----------

Assets
  Current assets:
    Cash and cash equivalents                                           $       181    $      (711)   $    15,321   $     4,059
    Intercompany accounts receivable                                          8,062         19,055         25,386         8,304
    Accounts receivable, net                                                     45             --         45,839            20
    Inventories                                                                  --             --         17,872         3,378
    Prepaid expenses and other current assets                                   407             --          3,315         2,998
                                                                        -----------    -----------    -----------   -----------
              Total current assets                                            8,695         18,344        107,733        18,759
    Property, plant and equipment, net                                        3,752             --        239,002        91,979
    Intercompany loans receivable                                                --        352,500             --            --
    Investment in subsidiaries                                               57,522             --         65,252            --
    Other assets                                                              3,322         11,673         26,617           176
                                                                        -----------    -----------    -----------   -----------
              Total assets                                              $    73,291    $   382,517    $   438,604   $   110,914
                                                                        ===========    ===========    ===========   ===========
Liabilities and stockholders' equity
Current liabilities:
    Intercompany accounts payable                                       $        --    $     2,488    $    30,840   $    27,480
    Revolving loans                                                              --          7,800             --            --
    Accounts payable                                                          1,009             --         47,253         6,401
    Accrued expenses and other current liabilities                            6,347          8,835         19,207         5,386
    Current portion of long-term debt                                            --          6,800             --            --
                                                                        -----------    -----------    -----------   -----------
              Total current liabilities                                       7,356         25,923         97,300        39,267
    Long-term debt, less current portion                                         --        283,400             --            --
    Intercompany loans payable                                                   --             --        318,500        34,000
    Other long term liabilities                                                 238             --         10,890            --
                                                                        -----------    -----------    -----------   -----------
              Total liabilities                                               7,594        309,323        426,690        73,267
                                                                        ===========    ===========    ===========   ===========
  Stockholders' equity:
    Common stock                                                                685             --             --            --
    Warrants                                                                  1,250             --             --            --
    Additional paid in capital                                              104,509         81,689         54,636        89,596
    Receivable from stockholders                                             (1,505)            --             --            --
    Accumulated other comprehensive income                                    9,169             --          8,705           464
    Accumulated deficit                                                     (48,411)        (8,495)       (51,427)      (52,413)
                                                                        -----------    -----------    -----------   -----------
    Total stockholders' equity                                               65,697         73,194         11,914        37,647
                                                                        ===========    ===========    ===========   ===========
              Total liabilities and stockholders' equity                $    73,291    $   382,517    $   438,604   $   110,914
                                                                        ===========    ===========    ===========   ===========

                                                                Eliminations   Consolidated
                                                                ------------   ------------

Assets
  Current assets:
    Cash and cash equivalents                                    $        --    $    18,850
    Intercompany accounts receivable                                 (60,807)            --
    Accounts receivable,net                                               --         45,904
    Inventories                                                           --         21,250
    Prepaid expenses and other current assets                             --          6,720
                                                                 -----------    -----------
              Total current assets                                   (60,807)        92,724
    Property, plant and equipment, net                                    --        334,733
    Intercompany loans receivable                                   (352,500)            --
    Investment in subsidiaries                                      (122,774)            --
    Other assets                                                          --         41,788
                                                                 -----------    -----------
              Total assets                                       $  (536,081)   $   469,245
                                                                 ===========    ===========
Liabilities and stockholders' equity
  Current liabilities:
    Intercompany accounts payable                                $   (60,808)   $        --
    Revolving loans                                                       --          7,800
    Accounts payable                                                      --         54,663
    Accrued expenses and other current liabilities                       (18)        39,757
    Current portion of long-term debt                                     --          6,800
                                                                 -----------    -----------
              Total current liabilities                              (60,826)       109,020
    Long-term debt, less current portion                                  --        283,400
    Intercompany loans payable                                      (352,500)            --
    Other long term liabilities                                           --         11,128
                                                                 -----------    -----------
              Total liabilities                                     (413,326)       403,548
                                                                 ===========    ===========
  Stockholders' equity:
    Common stock                                                          --            685
    Warrants                                                              --          1,250
    Additional paid in capital                                      (225,921)       104,509
    Receivable from stockholders                                          --         (1,505)
    Accumulated other comprehensive income                            (9,169)         9,169
    Accumulated deficit                                              112,335        (48,411)
                                                                 -----------    -----------
    Total stockholders' equity                                      (122,755)        65,697
                                                                 ===========    ===========
              Total liabilities and stockholders'
                 equity                                          $  (536,081)       469,245
                                                                 ===========    ===========

                                  ChipPAC, Inc.
            SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                          Year ended December 31, 2000
                                 (In thousands)


                                              Parent                                  Non-
                                            Guarantor     Issuer CP     Other      Guarantor
                                               CPI          Int'l     Guarantors     China    Eliminations  Consolidated
                                            ---------     ---------   ----------   ---------  ------------  ------------
 Revenue
 Intercompany revenue                        $ 28,827    $      --    $ 403,796    $  53,813    $(486,436)   $      --
    Customer revenue                               --           --      494,408            3           --      494,411
                                            --------------------------------------------------------------------------
       Revenue                                 28,827           --      898,204       53,816     (486,436)     494,411
 Cost of revenue                                   --           --      796,639       45,289     (456,661)     385,267
                                            --------------------------------------------------------------------------
 Gross profit                                  28,827           --      101,565        8,527      (29,775)     109,144
 Operating expenses:
    Selling, general and administrative        24,550           (8)      38,927        1,105      (29,775)      34,799
    Research and development                    5,562           --        6,453           --           --       12,015
                                            --------------------------------------------------------------------------
    Total operating expenses (income)          30,112           (8)      45,380        1,105      (29,775)      46,814
                                            --------------------------------------------------------------------------
 Operating income (loss)                       (1,285)           8       56,185        7,422           --       62,330
 Non-operating (income) expense
    Interest expense                               --       39,425       58,147        3,440      (61,580)      39,432
    Interest income                              (257)     (30,587)     (31,504)         (75)      61,580         (843)
    Income from investment in
       subsidiaries                           (17,107)          --       (4,512)          --       21,619           --
    Foreign currency (gains) loss                 126           --       (1,839)        (455)          --       (2,168)
    Other (income) expenses, net                7,849           --           --           --           --        7,849
                                            --------------------------------------------------------------------------
 Total non-operating (income) expense          (9,389)       8,838       20,292        2,910       21,619       44,270
                                            --------------------------------------------------------------------------
 Income (loss) before income taxes              8,104       (8,830)      35,893        4,512      (21,619)      18,060
 Provision for (benefit from) income taxes     (3,952)         323        7,243           --           --        3,614
                                            --------------------------------------------------------------------------
 Income (loss) before extraordinary item       12,056       (9,153)      28,650        4,512      (21,619)      14,446
                                            --------------------------------------------------------------------------
 Extraordinary item:
 Loss from early extinquishment of debt, net
  Of related income tax benefit                    --        2,390           --           --           --        2,390
                                            --------------------------------------------------------------------------
 Net income (loss)                           $ 12,056    $ (11,543)   $  28,650    $   4,512    $ (21,619)   $  12,056
                                            ==========================================================================

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 2000
                                 (In thousands)

                                                                                 Parent                                     Non-
                                                                               Guarantor       Issuer        Other       Guarantor
                                                                                  CPI         CP Int'l     Guarantors      China
                                                                               ----------    ----------   ------------  -----------
Cash flows from operating activities:
        Net income (loss)                                                       $ 12,056     $ (11,543)   $    28,650   $    4,512
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                              2,281            --         34,073        8,695
        Deferred tax                                                              (3,712)           --          5,741           --
        Non-operating extraordinary loss on early debt extinguishment                 --         2,390             --           --
        Non-cash termination fees                                                  4,400            --             --           --
        Foreign currency (gains) loss                                                126            --         (1,839)        (455)
        (Gain) loss on sale of equipment                                              --            --             75         (168)
        Equity income from investment in subsidiaries                            (17,107)           --         (4,512)          --
Changes in assets and liabilities:
        Intercompany accounts receivable                                          (1,381)       (9,222)        11,598       11,957
        Accounts receivable                                                          (73)           --         (3,446)          --
        Inventories                                                                   --            --          3,057       (3,212)
        Prepaid expenses and other current assets                                   (177)           --         (1,431)      (2,726)
        Other assets                                                                 417         1,922        (16,145)        (242)
        Intercompany accounts payable                                                 --            --          2,161       (3,611)
        Accounts payable                                                            (242)          (40)        (6,966)       4,749
        Accrued expenses and other current liabilities                             1,878          (262)        (1,438)       1,681
        Other long-term liabilities                                                 (240)           --          3,537           --
                                                                                --------------------------------------------------
        Net cash provided by (used in) operating activities                       (1,774)      (16,755)        53,115       21,180
                                                                                --------------------------------------------------
Cash flows from investing activities:
        Acquisition of property, plant and equipment                                  --            --        (69,557)     (23,617)
        Proceeds from sale of equipment                                               --            --         16,415        1,134
        Malaysian acquisition, net of cash and cash equivalents acquired              --            --        (54,835)          --
        Investment in subsidiaries                                               (72,030)       65,120         (4,592)          --
                                                                                --------------------------------------------------
        Net cash provided by (used in) investing activities                      (72,030)       65,120       (112,569)     (22,483)
                                                                                --------------------------------------------------
Cash flows from financing activities:
        Advances to affiliates                                                      (249)           --             --           --
        Proceeds from revolving loans                                                 --        45,600             --           --
        Repayment of revolving loans                                                           (37,800)            --           --
        Net proceeds from long-term debt                                              --        (9,800)        73,460           --
        Intercompany loan (advances) payments                                         --       (52,500)        52,500           --
        Repayment of long-term debt                                                   --            --        (73,460)          --
        Debt issue amortization                                                       --         1,950             --           --
        Proceeds from common stock issuance                                      152,578            --             --           --
        Repurchase of common stock                                                   (40)           --             --           --
        Redemption of Class B preferred stock                                    (79,310)           --             --           --
                                                                                --------------------------------------------------
        Net cash provided by (used in) financing activities                       72,979       (52,550)        52,500           --
                                                                                --------------------------------------------------
Net decrease in cash                                                                (825)       (4,185)        (6,954)      (1,303)
Cash and cash equivalents at beginning of year                                     1,006         3,474         22,275        5,362
                                                                                --------------------------------------------------
Cash and cash equivalents at end of year                                        $    181     $    (711)   $    15,321   $    4,059
                                                                                ==================================================

                                                                                 Eliminations       Consolidated
Cash flows from operating activities:                                            -------------     --------------
        Net income (loss)                                                          $(21,619)          $  12,056
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                    --              45,049
        Deferred tax                                                                     --               2,029
        Non-operating extraordinary loss on early debt extinguishment                    --               2,390
        Non-cash termination fees                                                        --               4,400
        Foreign currency (gains) loss                                                    --              (2,168)
        (Gain) loss on sale of equipment                                                 --                 (93)
        Equity income from investment in subsidiaries                                21,619                  --
Changes in assets and liabilities:
        Intercompany accounts receivable                                            (12,952)                 --
        Accounts receivable                                                              --              (3,519)
        Inventories                                                                      --                (155)
        Prepaid expenses and other current assets                                        --              (4,334)
        Other assets                                                                     --             (14,048)
        Intercompany accounts payable                                                 1,450                --
        Accounts payable                                                                 --              (2,499)
        Accrued expenses and other current liabilities                                   --               1,859
        Other long-term liabilities                                                      --               3,297
                                                                                 ------------------------------
        Net cash provided by (used in) operating activities                         (11,502)             44,264
                                                                                 ------------------------------
Cash flows from investing activities:
        Acquisition of property, plant and equipment                                     --             (93,174)
        Proceeds from sale of equipment                                                  --              17,549
        Malaysian acquisition, net of cash and cash equivalents acquired                 --             (54,835)
        Investment in subsidiaries                                                   11,502                  --
                                                                                 ------------------------------
        Net cash provided by (used in) investing activities                          11,502            (130,460)
                                                                                 ------------------------------
Cash flows from financing activities:
        Advances to affiliates                                                           --                (249)
        Proceeds from revolving loans                                                    --              45,600
        Repayment of revolving loans                                                     --             (37,800)
        Net proceeds from long-term debt                                                 --              63,660
        Intercompany loan (advances) payments                                            --                  --
        Repayment of long-term debt                                                      --             (73,460)
        Debt issue amortization                                                          --               1,950
        Proceeds from common stock issuance                                              --             152,578
        Repurchase of common stock                                                       --                 (40)
        Redemption of Class B preferred stock                                            --             (79,310)
                                                                                 ------------------------------
        Net cash provided by (used in) financing activities                              --              72,929
                                                                                 ------------------------------
Net decrease in cash                                                                     --             (13,267)
Cash and cash equivalents at beginning of year                                           --              32,117
                                                                                 ------------------------------
Cash and cash equivalents at end of year                                           $     --           $  18,850
                                                                                 ==============================

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                          Year ended December 31, 1999
                                 (In thousands)


                                                       Parent                                   Non-
                                                      Guarantor     Issuer CP     Other      Guarantor
                                                         CPI          Int'l     Guarantors      China    Eliminations  Consolidated
                                                     -----------   ----------- ----------- -----------   ------------ --------------
 Revenue
 Intercompany revenue                                 $  10,772    $      --    $ 320,618    $  16,863    $(348,253)   $      --
    Customer revenue                                    191,897           --      183,482          151           --      375,530
                                                      --------------------------------------------------------------------------
    Revenue                                             202,669           --      504,100       17,014     (348,253)     375,530
 Cost of revenue                                        183,633           --      444,339       26,997     (337,481)     317,488
                                                      --------------------------------------------------------------------------
 Gross profit                                            19,036           --       59,761       (9,983)     (10,772)      58,042
 Operating expenses:
    Selling, general and administrative                  15,113           --       16,878           --      (10,772)      21,219
    Research and development                              5,928           --        6,434           --           --       12,362
    Restructuring, write down of impaired assets
      and other charges                                     180           --       11,662           --           --       11,842
                                                      --------------------------------------------------------------------------
    Total operating expenses                             21,221           --       34,974           --      (10,772)      45,423
                                                      --------------------------------------------------------------------------
 Operating income (loss)                                 (2,185)          --       24,787       (9,983)          --       12,619
 Non-operating (income) expense
    Interest expense                                         --       14,481       28,416        3,251      (24,907)      21,241
    Interest income                                        (625)     (12,491)     (14,101)        (441)      24,907       (2,751)
    Foreign currency (gains) loss                            --           --       (1,253)          29           --       (1,224)
(Income) loss from investment in subsidiaries             4,848       (1,502)       9,327           --      (12,673)          --
Other (income) expense, net                                 (61)          --         (713)         124           --         (650)
                                                      --------------------------------------------------------------------------
Total non-operating expenses                              4,162          488       21,676        2,963      (12,673)      16,616
                                                      --------------------------------------------------------------------------
Income (loss) before income taxes                        (6,347)        (488)       3,111      (12,946)      12,673       (3,997)
Provision for income taxes                                  961          132          845           --           --        1,938
                                                      --------------------------------------------------------------------------
Income (loss) before extra ordinary item                 (7,308)        (620)       2,266      (12,946)      12,673       (5,935)
Extraordinary item:
     Loss from early extinguishment of debt, net of
       related income tax benefit                            --           --        1,373           --           --        1,373
                                                      --------------------------------------------------------------------------
Net income (loss)                                     $  (7,308)   $    (620)   $     893    $ (12,946)   $  12,673    $  (7,308)
                                                      ==========================================================================

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 1999
                                 (In thousands)

                                                           Parent                              Non-
                                                         Guarantor   Issuer CP     Other     Guarantor
                                                            CPI        Int'l    Guarantors     HECS     Eliminations  Consolidations
                                                        ----------- ----------- ----------- ----------  ------------  --------------
 Cash flows from operating activities:
    Net income (loss)                                   $  (7,308)  $    (620)  $      893  $  (12,946) $    12,673   $   (7,308)
 Adjustments to reconcile net income (loss) to net
    Cash provided by (used in) operating activities:
    Depreciation and amortization                           1,753          --       44,490      10,458           --       56,701
    Deferred tax                                             (110)         --       (2,939)         --           --       (3,049)
    Non-operating extroaordinary loss on early
     debt extinguishment                                       --          --        1,373          --           --        1,373
    Foreign currency (gains) loss                              --          --       (1,224)         --           --       (1,224)
    (Gain) loss on sale of equipment                           --          --         (283)          1           --         (282)
    Equity income from investment in subsidiaries           4,848      (1,502)       9,327          --      (12,673)          --
 Changes in assets and liabilities:
    Intercompany account receivable                         4,038      (4,053)     (21,244)     (6,852)      28,111           --
    Accounts receivable                                    34,879          --      (34,853)        (20)          --            6
    Inventories                                                --          --       (5,780)         49           --       (5,731)
    Prepaid expenses and other current assets                 247          --       (3,226)         73           --       (2,906)
    Other assets                                               --          --        3,317          --           --        3,317
    Advances to affiliates                                   (443)         --       (6,981)         --           --       (7,424)
    Intercompany accounts payable                         (83,556)         --      114,203      (2,536)     (28,111)          --
    Accounts payable                                       (1,035)         40      (10,465)       (155)          --      (11,615)
    Accrued expenses and other current liabilities          4,000       9,045        6,283         693           --       20,021
    Other long-term liabilities                                --          --        3,279          --           --        3,279
                                                        ------------------------------------------------------------------------
         Net cash provided by (used in)
            operating activities                          (42,687)      2,910       96,170     (11,235)          --       45,158
                                                        ------------------------------------------------------------------------
 Cash flows from investing activities
    Acquisition of property and equipment                  (2,239)         --      (52,792)     (9,926)       7,101      (57,856)
    Proceeds from sale of equipment                            --          --        6,017       2,431       (7,101)       1,347
    Investment in subsidiaries                            (90,637)    (29,030)    (184,970)         --      304,637           --
                                                        ------------------------------------------------------------------------
         Net cash used in investing activities            (92,876)    (29,030)    (231,745)     (7,495)     304,637      (56,509)
                                                        ------------------------------------------------------------------------
 Cash flows from financing activities
    Advances to affiliates                                     --          --           --      (4,430)          --       (4,430)
    Proceeds from revolving loans                              --          --        1,169          --           --        1,169
    Repayment of revolving loans                               --          --       (3,769)    (15,700)          --      (19,469)
    Net proceeds of long-term debt                             --     285,631           --          --           --      285,631
    Intercompany loan (advances) payments                      --    (271,000)     237,000      34,000           --           --
    Capital redemption at recapitalization                     --          --     (311,220)         --           --     (311,220)
    Capital contribution by HEI at recapitalization            --          --       19,816          --           --       19,816
    Intercompany capital contribution                          --      14,215      290,422          --     (304,637)          --
    Repayment of long-term debt                                --          --     (105,387)    (28,228)          --     (133,615)
    Debt issue amortization                                    --         774           --          --           --          774
    Payment made to extinguish debt early                      --          --       (1,373)         --           --       (1,373)
    Dividends paid                                             --          --       (9,435)         --           --       (9,435)
    Net proceeds from common stock issuance at
     recapitalization                                      74,071         (26)         (27)         --           --       74,018
    Net proceeds from preferred stock issuance             50,000          --           --          --           --       50,000
    Net Proceeds from sale of stock to management           1,671          --           --          --           --        1,671
    Contributions to (withdrawals from) paid in capital        --          --       (4,052)     24,802           --       20,750
                                                        ------------------------------------------------------------------------
         Net cash provided by
             financing activities                         125,742      29,594      113,144      10,444     (304,637)     (25,713)
                                                        ------------------------------------------------------------------------
    Effect on cash from changes in exchange rates              --          --          414          --           --          414
                                                        ------------------------------------------------------------------------
    Net increase (decrease) in cash                        (9,821)      3,474      (22,017)     (8,286)          --      (36,650)
    Cash & cash equivalents at beginning of period         10,827          --       44,292      13,648           --       68,767
                                                        ------------------------------------------------------------------------
   Cash & cash equivalents at end of period                 1,006       3,474       22,275       5,362           --       32,117
                                                        ========================================================================

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable.

PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors and executive officers is incorporated by reference to ChipPac's proxy statement for the 2002 annual meeting of shareholders, or our "2002 Proxy Statement."

ITEM 11.
EXECUTIVE COMPENSATION

     The information appearing under the captions "Director Compensation" and "Executive Compensation" (including all related sub-captions thereof) in the 2002 Proxy Statement is incorporated herein by reference. The Company does not incorporate by reference in this Form 10-K either the "Compensation Committee Report on Executive Compensation" or the "Performance Graph" sections of the 2002 Proxy Statement.

ITEM 12.
SECURTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section captioned "Principal Stockholders" contained in the 2002 Proxy Statement.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the 2002 Proxy Statement.

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

          (1)  Financial Statements. See the "Index to Financial Statements" in
               item 8.

          (2) Financial Statement Schedules. See the schedule captioned "Valuation and Qualifying Accounts.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of ChipPAC, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 30, 2002 appearing in this annual report on Form 10-K of ChipPAC, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
San Jose, California
January 30, 2002, except for Note 20,
as to which the date is February 14, 2002

                                  CHIPPAC, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                              Additions
                                            Balance at       Charged to                        Balance
                                            Beginning        Costs and                         at End
Year ended December 31,                      of Year          Expenses        Deductions       of Year
-----------------------                     ----------       ----------       ----------       -------
                                                           (in thousands)
2001
Allowance for Doubtful Receivables           $   972          $    -            $ (523)        $  449

2000
Allowance for Doubtful Receivables             1,196               -              (224)           972

1999
Allowance for Doubtful Receivables             1,162             144              (110)         1,196

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

     3.2 Amended and Restated By-Laws of ChipPAC, Inc.**

     4.1 Specimen certificate for ChipPAC, Inc. Common Stock.**

    10.1 Credit Agreement, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

    10.2 Guaranty, dated as of August 5, 1999, by and among ChipPAC, Inc. and certain subsidiaries of ChipPAC, Inc., in favor of Credit Suisse First Boston (incorporated by reference to Exhibit 4.5 of the Company's registration statement on Form S-3 (Registration No. 333-69704)).

    10.3 Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

    10.3.1 Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A.(incorporated by reference to Exhibit 4.7 of the Company's registration statement on Form S-3 (Registration No. 333-69704)).

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

     10.24   Form of Employee Restricted Stock Agreement.*++

     10.25   Form of Directors Tranche I Stock Option Agreement.*++

     10.26   Form of Employees Tranche I Stock Option Agreement.*++

     10.27   Form of Tranche II Stock Option Agreement.*++

     10.28 Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

     10.29 First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

     10.30   12.75% Senior Subordinated Notes Due 2009.*

     10.31   Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

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

     10.36 Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

     10.37 Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

     10.38 Form of Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc.,

ChipPAC Limited, ChipPAC International Company Limited and Bain Capital, Inc.**

     10.39 Amended and Restated Supplemental Agreement No. 4 to the Advisory Agreement, dated as of August 2, 2000 by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and SXI Group LLC.**

     10.40 Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer. (incorporated by reference to the Company's annual report on Form 10-K for the period December 31, 2000) ++

     10.41 Employment letter agreement, dated as of March 18, 1998 between ChipPAC, Inc. and Gregory Bronzovic. (incorporated by reference to the Company's annual report on Form 10-K for the period December 31, 2000) ++

     10.42 Employment letter agreement, dated as of October 4, 2000 between ChipPAC, Inc. and Richard Freeman. ++

     10.43 Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall. ++

     10.44 Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001).

     10.45 Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited ( incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001).

     10.46 Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P. (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended June 30, 2001).

     10.47 Patent and Technology License Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries, Co., Ltd. and ChipPAC Limited. +++

     10.48 License Agreement, dated as of February 1, 2001, by and between ChipPAC, Inc. and LSI Logic Corporation.+++

     10.49 License Agreement, dated as of February 10, 2001, by and between ChipPAC, Inc. and LSI Logic Corporation.+++

     10.50 License Agreement, dated as of August 27, 2001, by and between ChipPAC, Inc. and Fujitsu Limited.+++

     10.51 Amendment to License Agreement, dated as of March 5, 2002, by and between ChipPAC, Inc. and Fujitsu Limited.

     10.52 License Agreement, dated as of September 8, 1999, by and between ChipPAC Ltd. and LSI Logic Corporation. +++

     10.53 Assembly/Final Test Subcontract Agreement, dated as of February 25, 2000, by and between ChipPAC Ltd. and its affiliates and Fairchild Semiconductor Corporation and its affiliates. +++

     21.1 Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd.*

     23.1    Consent of PricewaterhouseCoopers LLP.

     24.1    Powers of Attorney (included on signature page hereto).

     99.1    Risk Factors

______________________
  *   Incorporated by reference to the Company's Form S-4 (No. 333-91641).

 **   Incorporated by reference to the Company's Form S-1 (No. 333-39428).

  + Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

 ++ Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

+++   Confidential treatment has been requested for portions of this exhibit.

================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 1, 2002.

                                     CHIPPAC, INC.
                                     (Registrant)

                                     /s/ Robert Krakauer
                                     ------------------------------

                                     ROBERT KRAKAUER
                                     Chief Financial Officer

                                     /s/ Michael G. Potter
                                     ------------------------------

                                     MICHAEL G. POTTER
                                     Controller and Principal Accounting Officer

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

           Signature                 Title                           Date
           ---------                 -----                           ----


/s/ Dennis P. McKenna   President, Chief Executive Officer        April 1, 2002
----------------------  and Director (Principal Executive
Dennis P. McKenna       Officer)


/s/ Robert J. Krakauer  Senior Vice President and Chief           April 1, 2002
----------------------  Financial Officer (Principal Financial
Robert J. Krakauer      Officer)

/s/ Michael G. Potter     Controller                             April 1, 2002
-----------------------   (Principal Accounting Officer)
Michael G. Potter


/s/ Edward Conard         Director                               April 1, 2002
-----------------------
Edward Conard

/s/ Michael A. Delaney    Director                               April 1, 2002
-----------------------
Michael A. Delaney

/s/ Marshall Haines       Director                               April 1, 2002
-----------------------
Marshall Haines

/s/ Chong Sup Park        Director                               April 1, 2002
-----------------------
Chong Sup Park

/s/ Paul C. Schorr, IV    Director                               April 1, 2002
-----------------------
Paul C. Schorr, IV