Form 10-Q
period 2002-03-31
CHIPPAC INC
filed 2002-05-13
CIK 1093779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Class        Outstanding as of May 1, 2002

 Class A common stock, $.01 par value                     81,090,375
 Class B common stock, $.01 par value                     None

================================================================================

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I   FINANCIAL INFORMATION.............................................................     3
Item 1.    Financial Statements............................................................     3
         Unaudited Condensed Consolidated Balance Sheets...................................     3
         Unaudited Condensed Consolidated Statements of Operations.........................     4
         Unaudited Condensed Consolidated Statements of Cash Flows.........................     5
         Notes to Unaudited Condensed Consolidated Financial Statements....................     6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS......................................................................    16
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................    19

PART II  OTHER INFORMATION
Item 1.    Legal Proceedings...............................................................    20
Item 2.    Changes in Securities and Use of Proceeds.......................................    20
Item 3.    Defaults Upon Senior Securities.................................................    20
Item 4.    Submission of Matters to a Vote of Security Holders.............................    20
Item 5.    Other Information...............................................................    20
Item 6.    Exhibits and Reports on Form 8-K................................................    20
  Signatures...............................................................................    25

                                  ChipPAC, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                                    March 31,     December 31,
                                                                                                      2002           2001
                                                                                                      ----           ----
Assets:
Current assets:
  Cash and cash equivalents                                                                        $  64,345       $ 41,872
   Accounts receivable, less allowance for doubtful accounts of $415 and $449                         31,058         32,034
   Inventories                                                                                        13,051         12,481
   Prepaid expenses and other current assets                                                           4,950          4,515
                                                                                                   ---------       --------
           Total current assets                                                                      113,404         90,902
   Property, plant and equipment, net                                                                301,557        304,650
   Other assets                                                                                       35,493         35,163
                                                                                                   ---------       --------
           Total assets                                                                            $ 450,454       $430,715
                                                                                                   =========       ========

Liabilities and stockholders' equity (deficit)
Current liabilities:
     Revolving loans                                                                               $  50,000       $ 50,000
     Line of credit                                                                                    5,596            --
     Accounts payable                                                                                 27,501         31,045
     Accrued expenses and other current liabilities                                                   23,153         27,838
     Current portion of long-term debt                                                                   818             --
                                                                                                   ---------       --------
           Total current liabilities                                                                 107,068        108,883
  Long-term debt, less current portion                                                               250,369        283,627
  Convertible subordinated note                                                                       50,000         50,000
  Other long-term liabilities                                                                         12,187         11,431
                                                                                                   ---------       --------
           Total liabilities                                                                         419,624        453,941
                                                                                                   ---------       --------

Stockholders' equity (deficit):
     Common stock, Class A - par value $0.01 per share; 250,000,000 shares authorized,
         81,078,000 and 69,404,000 shares issued and outstanding at March 31, 2002 and
         December 31, 2001, respectively                                                                 811            694
     Common stock, Class B - par value $0.01 per share; 250,000,000 shares, no
         shares issued or outstanding at March 31, 2002 and December 31, 2001                             --             --
     Additional paid in capital                                                                      175,233        110,043
     Receivable from stockholders                                                                       (691)          (985)
     Accumulated other comprehensive income                                                            9,169          9,169
     Accumulated deficit                                                                            (153,692)      (142,147)
                                                                                                   ---------       --------
       Total stockholders' equity (deficit)                                                           30,830        (23,226)
                                                                                                   ---------       --------
       Total liabilities and stockholders' equity (deficit)                                        $ 450,454       $430,715
                                                                                                   =========       ========

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)

                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                              2002          2001
                                                                                              ----          -----
Revenue                                                                                   $   79,213      $ 89,859
Cost of revenue                                                                               69,658        78,138
                                                                                          ----------      --------
Gross profit                                                                                   9,555        11,721
Operating expenses:
     Selling, general and administrative                                                       9,774         9,282
     Research and development                                                                  2,336         3,513
     Restructuring and other charges                                                              --         2,962
                                                                                          ----------      --------
       Total operating expenses                                                               12,110        15,757
                                                                                          ----------      --------
Operating loss                                                                                (2,555)       (4,036)
Non-operating (income) expenses:
     Interest expense                                                                          8,647         8,832
     Interest income                                                                             (70)         (148)
     Foreign currency (gains) loss                                                                78          (441)
     Other (income) expenses, net                                                               (165)         (196)
                                                                                          ----------      --------
       Total non-operating expenses                                                            8,490         8,047
                                                                                          ----------      --------
Loss before income taxes                                                                     (11,045)      (12,083)
Provision for (benefit from) income taxes                                                        500        (2,416)
                                                                                          ----------      --------
     Net loss                                                                             $  (11,545)     $ (9,667)
                                                                                          ==========      ========

Net loss
     Basic                                                                                $    (0.15)     $  (0.14)
     Diluted                                                                              $    (0.15)     $  (0.14)

Weighted average shares used in per share calculation:
     Basic                                                                                     76,794       68,588
     Diluted                                                                                   76,794       68,588

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                       For the Three Months Ended
                                                                                                               March 31,
                                                                                                           2002            2001
                                                                                                           ----            ----
Cash flows from operating activities:
   Net loss                                                                                              $(11,545)       $ (9,667)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization                                                                     13,389          14,037
         Foreign currency (gains) losses                                                                       78            (441)
         (Gain) loss on sale of equipment                                                                     (30)             75
         Changes in assets and liabilities:
              Accounts receivable                                                                             976          10,383
              Inventories                                                                                    (570)          1,691
              Prepaid expenses and other current assets                                                      (435)         (3,249)
              Other assets                                                                                 (1,770)         (3,245)
              Accounts payable                                                                             (3,544)        (18,580)
              Accrued expenses and other current liabilities                                               (4,763)         (5,309)
              Other long-term liabilities                                                                     756             (10)
                                                                                                         --------        --------
                Net cash used in operating activities                                                      (7,458)        (14,315)
                                                                                                         --------        --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                                                            (7,773)         (9,443)
   Proceeds from sale of equipment                                                                             36              61
   Malaysian acquisition, net of cash and cash equivalents acquired                                        (1,592)         (1,482)
                                                                                                         --------        --------
                Net cash used in investing activities                                                      (9,329)        (10,864)
                                                                                                         --------        --------
Cash flows from financing activities:
   Advances to affiliates                                                                                      --             250
   Proceeds from revolving loans                                                                           50,000          12,200
   Repayment of revolving loans                                                                           (50,000)             --
   Proceeds from line of credit                                                                             5,596              --
   Debt issuance cost                                                                                        (125)           (200)
   Repayment of long-term debt                                                                            (32,440)             --
   Amortization of debt issuance cost                                                                         628             465
   Repayment of notes from stockholders                                                                       294              --
   Proceeds from common stock issuance                                                                     65,320           1,138
   Repurchase of common stock                                                                                 (13)             --
                                                                                                         --------        --------
                Net cash provided by financing activities                                                  39,260          13,853
                                                                                                         --------        --------
   Net increase (decrease) in cash                                                                         22,473         (11,326)
   Cash and cash equivalents at beginning of period                                                        41,872          18,850
                                                                                                         --------        --------
   Cash and cash equivalents at end of period                                                            $ 64,345        $  7,524
                                                                                                         ========        ========

   The accompanying notes are an integral part of these financial statements.

                                  ChipPAC, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2002
                                   (Unaudited)

NOTE 1:   INTERIM STATEMENTS

         In the opinion of management of ChipPAC, Inc. ("ChipPAC" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2001 included in ChipPAC's 2001 Annual Report on Form 10-K.

         The results of operation for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year which ends on December 31, 2002. The interim period ended on March 31, 2002, the Sunday nearest March 31st.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interest method of accounting is no longer allowed. SFAS No. 142 requires that goodwill and other indefinite life intangible assets will no longer be amortized but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on the Company's financial statements.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provision of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 does not apply to the impairment of goodwill and non-amortizable intangibles. The adoption of SFAS no. 144 did not have a material effect on the Company's financial statements.

BASIS OF PRESENTATION

         The financial statements have been prepared on a consolidated basis. The condensed consolidated financial statements include the accounts of ChipPAC, Inc. and its subsidiaries. All significant intercompany balances have been eliminated on consolidation.

NOTE 2:   SELECTED BALANCE SHEET ACCOUNTS

         The components of inventories were as follows (in thousands):

                                               March 31,         December 31,
                                                 2002               2001
                                                 ----               ----
Raw materials.............................     $ 9,437           $ 7,949
Work in process...........................       2,880             3,080
Finished goods............................         734             1,452
                                               -------           -------
                                               $13,051           $12,481
                                               =======           =======

Other assets were comprised of the following (in thousands):

                                                                                                March 31,     December 31,
                                                                                                  2002            2001
                                                                                                  ----            ----
Deposits............................................................................             $ 1,621         $ 1,603
Long-term employee loans............................................................                 703             652
Debt issuance costs, net of amortization of $7,854 and $7,226.......................              14,212          14,715
Intangibles assets, net of amortization of $13,185 and $12,015......................              18,933          18,038
Other...............................................................................                  24             155
                                                                                                 -------         -------
                                                                                                 $35,493         $35,163
                                                                                                 =======         =======

       Accrued expenses and other liabilities were comprised of the following (in thousands):

                                               March 31,       December 31,
                                                 2002             2001
                                                 ----             ----
Payroll and related items.................      $10,886            $ 9,696
Interest payable..........................        5,271             10,954
Restructuring reserve.....................        1,332              1,632
Other expenses............................        5,664              5,556
                                                -------            -------
                                                $23,153            $27,838
                                                =======            =======

       In the first and fourth quarters of 2001, ChipPAC's management approved restructuring plans to realign its organization and reduce operating costs. These actions were designed to better align ChipPAC's workforce and to reduce operating expenses. These plans were a combination of reductions in work force and employee furloughs. Accordingly, ChipPAC planned to reduce associated employee positions by approximately 554 and 197 worldwide in connection with the first and fourth quarter plans, respectively. Restructuring and other charges of $3.0 million and $3.3 million were expensed during the first and fourth quarters of 2001, respectively. The entire first quarter charge of $3.0 million was related to employee separations and furloughs. The fourth quarter charge was comprised of $1.8 million related to employee separations and $1.5 million of other charges for the forgiveness of loans to executive officers. During the quarter ended March 31, 2002, the Company utilized $0.3 million of the restructuring accrual and completed another 14 of the planned 751 employee separations. Cumulatively, the Company has completed 568 of the planned 751 employee separations. ChipPAC expects to substantially complete the initiatives contemplated under the restructuring plans by December 31, 2002 for the estimated amount accrued with no significant differences. Components of accrued restructuring costs and amounts charged for restructuring as of March 31, 2002 were as follows (in thousands):

                                                                       Adjustments                  Adjustments
                                                          Beginning        and        December 31,      and           March 31,
                                                           Accrual     Expenditures       2001      Expenditures        2002
                                                           -------     ------------       ----      ------------        ----
Employee separations                                        $4,732       $(3,100)        $1,632        $  (300)          $1,332
                                                            ======       ========        ======       =========          ======

NOTE 3:  LINE OF CREDIT

         The Company had established two separate lines of credit with Korean banks in 1998, with credit limits of $12.5 million and $25.0 million, respectively. As of March 31, 2002, the Company had outstanding borrowings of $2.3 million and $3.3 million against these lines of credit for buy-downs of operating leases. As of March 31, 2002, the outstanding lines of credit bore weighted average interest rates of 2.7%. Both agreements are subject to an annual review by the Korean banks for the continued use of the credit line facility.

NOTE 4: COMMON STOCK OFFERING

         On January 30, 2002, the Company sold 10,000,000 shares of Class A common stock in an underwritten public offering based on the public offering price of $6.00 per share. On February 14, 2002, the Company sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter's exercise of their over-allotment option at the public offering price of $6.00 per share. In connection with these sales, the Company received net proceeds of approximately $63.9 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.4 million was used for general corporate purposes.

Sources and Use of Funds From Issuance of Common Stock In Public Offering
-------------------------------------------------------------------------
                                                                 (in thousands)

Gross proceeds from issuance of common stock                           $68,554
Less: related issuance costs                                            (4,674)
                                                                       -------
Net proceeds from issuance of common stock                             $63,880
                                                                       =======
Use of funds:
Repayment of senior credit facilities                                  $62,438
General corporate purposes                                               1,442
                                                                       -------
                                                                       $63,880
                                                                       =======

NOTE 5:  ACQUISITION OF MALAYSIAN BUSINESS

         On June 30, 2000, the Company consummated the acquisition of Intersil's packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $71.5 million in cash and preferred stock.

         The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller's packaging business, currently subcontracted by Intersil to a third party, to the Company. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil were to achieve all the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the quarter ended March 31, 2002, the Company paid $1.6 million relating to the achievement of milestones and cumulatively $9.4 million of contingent incentive payments have been paid since the acquisition. Additionally, in 2001, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business and deferred tax of $3.1 million on all of these adjustments. This resulted in a further increase in non-current assets. These payments increased the effective purchase price and were allocated to non-current assets.

         There is no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $56.2 million as of July 1, 2000. This amount has been allocated in full to non-current assets as summarized below:

                                                                                Excess of Fair       Total
                                                                Estimated          Value of       Additional
                                                                  Fair           Acquired Net      Purchase      Adjusted
Non-current assets                                                Value        Assets Over Cost      Price      Fair Value
------------------                                               ------        ----------------      -----      ----------
                                                                                       (in millions)
Land and buildings...................................               $ 27.9            $ (11.1)        $ 3.0       $  19.8
Plant and equipment..................................                 93.9              (36.9)         10.2          67.2
Intellectual property................................                 20.9               (8.2)          1.7          14.4
                                                                    ------            --------        -----       -------
                                                                    $142.7            $ (56.2)        $14.9       $ 101.4
                                                                    ======            ========        ====        =======

NOTE 6:   EARNINGS PER SHARE

       Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income (loss) available to stockholders (numerator) by the weighted average number of common stock outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of shares of common stock and all potentially dilutive shares of common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes.

       As of March 31, 2002, there were options outstanding to purchase 6.5 million shares of Class A common stock with a weighted average exercise price of $4.04, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect would have been antidilutive. The Company also has outstanding the $50.0 million convertible subordinated notes which are convertible into approximately 5.0 million shares of Class A common stock at $9.96 per share but which were not included in diluted basic earnings per share as their effect would also have been antidilutive.

       Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

                                         Three Months Ended             Three Months Ended
                                           March 31, 2002                 March 31, 2001
                                  Net                  Per-Share   Net           Per-Share
                                  Loss      Shares     Amount      Loss   Shares  Amount
                                  ----      ------    -------      ----   ------  ------
                                     (In thousands, except per share amounts)
Basic EPS:
Net loss per share           $  (11,545)     76,794    $(0.15)   $ (9,667) 68,588  $(0.14)

Diluted EPS:
Net loss per share           $  (11,545)     76,794    $(0.15)   $ (9,667) 68,588  $(0.14)

NOTE 7:   SUPPLEMENTAL FINANCIAL STATEMENTS OF GUARANTOR/NON-GUARANTOR ENTITIES

       In connection with the recapitalization, in August 1999, ChipPAC International Company Limited, ("CP Int'l"), issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. ("CPI") and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited ("CPK"), ChipPAC Malaysia Sdn. Bhd. ("CPM"), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the "Guarantor Subsidiaries"). All Guarantor Subsidiaries are wholly-owned direct or indirect subsidiaries of CPI. ChipPAC Shanghai Limited ("CPS") and ChipPAC Electronic Technology Ltd. ("CETS"), did not provide guarantees (the "Non-Guarantor Subsidiaries"). The following is consolidated financial information for CP Int'l CPI, and CPK, CPS, CETS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries.

                                  ChipPAC, Inc.
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                     Parent                                  Non-
                                                    Guarantor     Issuer        Other     Guarantor
                                                       CPI       CP Int'l    Guarantors     China      Eliminations  Consolidated
                                                       ---       -------     ----------     -----      -----------   ------------
Assets
   Current assets:
     Cash and cash equivalents                       $  1,706    $     356     $ 57,738     $   4,545    $      --      $  64,345
     Intercompany accounts receivable                 126,234      125,215       18,899        17,461     (287,809)            --
     Accounts receivable, net                              17           --       31,004            37           --         31,058
     Inventories                                           --           --        9,787         3,264           --         13,051
     Prepaid expenses and other current assets            336           --        4,186           428           --          4,950
                                                     --------    ---------     --------     ---------    ---------      ---------
              Total current assets                    128,293      125,571      121,614        25,735     (287,809)       113,404
     Property, plant and equipment, net                 5,870           --      196,755        98,932           --        301,557
     Intercompany loans receivable                         --      352,500           --            --     (352,500)            --
     Investment in subsidiaries                      (50,502)           --       59,720            --       (9,218)            --
     Other assets                                      4,084        11,177       19,479           753           --         35,493
                                                     --------    ---------     --------     ---------    ---------      ---------
              Total assets                           $ 87,745     $489,248     $397,568     $ 125,420    $(649,527)     $ 450,454
                                                     ========     ========     ========     =========    =========      =========
Liabilities and stockholders' equity (deficit)
   Current liabilities:
     Intercompany accounts payable                   $     99    $ 111,011     $156,195     $  20,504    $(287,809)     $      --
     Revolving loans                                       --       50,000           --            --           --         50,000
     Line of credit                                        --           --        5,596            --           --          5,596
     Accounts payable                                   2,609           95       17,489         7,308           --         27,501
     Accrued expenses and other current liabilities     4,207        4,706        8,244         5,996           --         23,153
     Current portion of long-term debt                     --          818           --            --           --            818
                                                     --------    ---------     --------     ---------    ---------      ---------
              Total current liabilities                 6,915      166,630      187,524        33,808     (287,809)       107,068
     Long-term debt, less current portion                  --      250,369           --            --           --        250,369
     Convertible subordinated note                     50,000           --           --            --           --         50,000
     Intercompany loans payable                            --           --      318,500        34,000     (352,500)            --
     Other long-term liabilities                           --           --       12,187            --           --         12,187
                                                     --------    ---------     --------     ---------    ---------      ---------
              Total liabilities                        56,915      416,999      518,211        67,808     (640,309)       419,624
                                                     --------    ---------     --------     ---------    ---------      ---------
Stockholders' equity (deficit):
     Common stock                                         811           --           --            --           --            811
     Additional paid in capital                       175,233       81,689       21,046       115,094     (217,829)       175,233
     Receivable from stockholders                       (691)           --           --            --           --           (691)
     Accumulated other comprehensive income             9,169           --        8,705           464       (9,169)         9,169
     Accumulated deficit                             (153,692)      (9,440)    (150,394)      (57,946)     217,780       (153,692)
                                                     --------    ---------     --------     ---------    ---------      ---------
     Total stockholders' equity (deficit)              30,830       72,249     (120,643)       57,612       (9,218)        30,830
                                                     --------    ---------     --------     ---------    ---------      ---------

Total liabilities and stockholders' equity (deficit) $ 87,745    $ 489,248     $397,568     $ 125,420    $(649,527)     $ 450,454
                                                     ========     ========     ========     =========    =========      =========

                                ChipPAC, Inc.
        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three Months Ended March 31, 2002
                               (In thousands)
                                (Unaudited)

                                                        Parent                                   Non-
                                                      Guarantor    Issuer CP       Other      Guarantor
                                                         CPI         Int'l      Guarantors      China     Eliminations Consolidated
                                                         ---         -----      ----------      -----     ------------ ------------
Revenue
Intercompany revenue                                  $    7,109       $    --   $       --     $ 15,398   $ (22,507)   $       --
Customer revenue                                               1            --       79,193           19           --       79,213
                                                     -----------------------------------------------------------------------------
                                                           7,110            --       79,193       15,417     (22,507)       79,213
Cost of revenue                                               59            --       77,687       14,419     (22,507)       69,658
                                                     -----------------------------------------------------------------------------
Gross profit                                               7,051            --        1,506          998           --        9,555
Operating expenses:
   Selling, general and administrative                     6,335            74        2,573          792           --        9,774
   Research and development                                  651            --        1,685           --           --        2,336
                                                     -----------------------------------------------------------------------------
   Total operating expenses                                6,986            74        4,258          792           --       12,110
                                                     -----------------------------------------------------------------------------
Operating income (loss)
Non-operating (income) expenses                               65          (74)      (2,752)          206           --      (2,555)
   Inter-company interest expense                             --            --        7,766          860      (8,626)           --
   Interest expense                                        1,082         7,538           27           --           --        8,647
   Interest income                                          (20)          (22)         (17)         (11)           --         (70)
   Inter-company interest income                              --       (8,573)         (53)           --        8,626           --
   Loss from investment in
     subsidiaries                                         10,499            --          550           --     (11,049)           --
   Foreign currency (gains) loss                              --            --          166         (88)           --           78
   Other expenses, net                                        --            --        (160)          (5)           --        (165)
                                                     -----------------------------------------------------------------------------
Total non-operating (income) expenses                     11,561       (1,057)        8,279          756     (11,049)        8,490
                                                     -----------------------------------------------------------------------------
Income (loss) before income taxes                       (11,496)           983     (11,031)        (550)       11,049     (11,045)
Provision for income taxes                                    49            81          370           --           --          500
                                                     -----------------------------------------------------------------------------
Net loss                                              $ (11,545)       $   902   $ (11,401)     $  (550)   $   11,049   $ (11,545)
                                                     =============================================================================

                                ChipPAC, Inc.
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, 2002
                               (In thousands)
                                 (Unaudited)

                                                               Parent                               Non-
                                                             Guarantor    Issuer       Other     Guarantor
                                                                CPI      CP Int'l    Guarantors    China  Eliminations Consolidated
                                                                ---      --------    ----------    -----  ------------ ------------
Cash flows from operating activities:
       Net loss                                              $  (11,545)  $    902    $(11,401)   $  (550)  $  11,049   $  (11,545)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                389         --       9,957      3,043          --       13,389
       Foreign currency (gains) loss                                 --         --         166        (88)         --           78
       (Gain) loss on sale of equipment                              --         --         (32)         2          --          (30)
       Equity income from investment in subsidiaries             10,499         --         550         --     (11,049)          --
Changes in assets and liabilities:
       Intercompany accounts receivable                         (67,132)   (39,355)      1,449     (5,295)    110,333           --
       Accounts receivable                                           13         11         957         (5)         --          976
       Inventories                                                   --         --        (105)      (465)         --         (570)
       Prepaid expenses and other current assets                     58         --        (660)        167         --         (435)
       Other assets                                                  42         --      (1,746)       (66)         --       (1,770)
       Intercompany accounts payable                                 76     60,994      49,998       (735)   (110,333)          --
       Accounts payable                                             428       (653)     (4,127)       808          --       (3,544)
       Accrued expenses and other current liabilities             1,448     (6,712)        250        251          --       (4,763)
       Other long-term liabilities                                   --         --         756         --          --          756
                                                            ----------------------------------------------------------------------
       Net cash provided by (used in) operating activities      (65,724)    15,187      46,012     (2,933)         --       (7,458)
                                                            ----------------------------------------------------------------------
Cash flows from investing activities:
       Acquisition of property, plant and equipment                  --         --      (6,293)    (1,480)         --       (7,773)
       Proceeds from sale of equipment                               --         --          36         --          --           36
       Malaysian acquisition, net of cash and cash                   --         --      (1,592)        --          --       (1,592)
        equivalents acquired
       Investment in subsidiaries                                    --         --      (6,960)        --       6,960           --
                                                            ----------------------------------------------------------------------
       Net cash used in investing activities                         --         --     (14,809)    (1,480)      6,960       (9,329)
                                                            ----------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from revolving loans                                 --     50,000          --         --          --       50,000
       Repayment of revolving loans                                  --    (50,000)         --         --          --      (50,000)
       Proceeds from line of credit                                  --         --       5,596         --          --        5,596
       Debt issuance costs                                          (95)       (30)         --         --          --         (125)
       Intercompany loan payments                                    --         --          --      6,960      (6,960)          --
       Repayment of long-term debt                                   --    (32,440)         --         --          --      (32,440)
       Debt issue amortization                                       82        546          --         --          --          628
       Repayment of notes from stockholders                         294         --          --         --          --          294
       Proceeds from common stock issuance                       65,320         --          --         --          --       65,320
       Repurchase of common stock                                   (13)        --          --         --          --          (13)
                                                            ----------------------------------------------------------------------
       Net cash provided by (used in) financing activities       65,588    (31,924)      5,596      6,960      (6,960)      39,260
                                                            ----------------------------------------------------------------------
Net increase (decrease) in cash                                    (136)   (16,737)     36,799      2,547          --       22,473
Cash and cash equivalents at beginning of period                  1,842     17,093      20,939      1,998          --       41,872
                                                            ----------------------------------------------------------------------
Cash and cash equivalents at end of period                       $1,706   $    356    $ 57,738    $ 4,545   $      --      $64,345
                                                            ======================================================================

                                  ChipPAC, Inc.
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 2001
                                 (In thousands)
                                  (Unaudited)

                                                     Parent                                Non-
                                                   Guarantor      Issuer      Other     Guarantor
                                                      CPI        CP Int'l   Guarantors     China    Eliminations   Consolidated
                                                      ---        --------   ----------     -----    ------------   ------------
Assets
   Current assets:
     Cash and cash equivalents                      $   1,842    $  17,093   $  20,939  $   1,998     $       --     $  41,872
     Intercompany accounts receivable                  59,103       85,860      20,347     12,166       (177,476)           --
     Accounts receivable, net                              30           11      31,961         32             --        32,034
     Inventories                                           --           --       9,682      2,799             --        12,481
     Prepaid expenses and other current assets            393           --       3,527        595             --         4,515
                                                    ---------    ---------   ---------  ---------     ----------     ---------
              Total current assets                     61,368      102,964      86,456     17,590       (177,476)       90,902
     Property, plant and equipment, net                 6,054           --     198,161    100,435             --       304,650
     Intercompany loans receivable                         --      352,500          --         --       (352,500)           --
     Investment in subsidiaries                       (40,002)          --      49,171         --         (9,169)           --
     Other assets                                       4,319       11,694      18,402        748             --        35,163
                                                    ---------    ---------   ---------  ---------     ----------     ---------
              Total assets                          $  31,739    $ 467,158   $ 352,190  $ 118,773     $ (539,145)    $ 430,715
                                                    =========    =========   =========  =========     ==========     =========
Liabilities and stockholders' equity (deficit)
   Current liabilities:
     Intercompany accounts payable                  $      25    $  50,018   $ 106,196  $  21,239     $ (177,478)    $      --
     Revolving loans                                       --       50,000          --         --             --        50,000
     Accounts payable                                   2,181          749      21,615      6,500             --        31,045
     Accrued expenses and other current liabilities     2,759       11,417       7,829      5,833             --        27,838
                                                    ---------    ---------   ---------  ---------     ----------     ---------
              Total current liabilities                 4,965      112,184     135,640     33,572       (177,478)      108,883
     Long-term debt, less current portion                  --      283,627          --         --             --       283,627
     Convertible subordinated note                     50,000           --          --         --             --        50,000
     Intercompany loans payable                            --           --     318,500     34,000       (352,500)           --
     Other long-term liabilities                           --           --      11,431         --             --        11,431
                                                    ---------    ---------   ---------  ---------     ----------     ---------
              Total liabilities                        54,965      395,811     465,571     67,572       (529,978)      453,941
                                                    =========    =========   =========  =========     ==========     =========
Stockholders' equity (deficit):
     Common stock                                         694           --          --         --             --           694
     Additional paid in capital                       110,043       81,689      16,907    108,133       (206,729)      110,043
     Receivable from stockholders                        (985)          --          --         --             --          (985)
     Accumulated other comprehensive income             9,169           --       8,705        464         (9,169)        9,169
     Accumulated deficit                             (142,147)     (10,342)   (138,993)   (57,396)       206,731      (142,147)
                                                    ---------    ---------   ---------  ---------     ----------     ---------
              Total stockholders' equity (deficit)    (23,226)      71,347    (113,381)    51,201         (9,167)      (23,226)
                                                    =========    =========   =========  =========     ==========     =========
Total liabilities and stockholders' equity
  (deficit)                                         $  31,739    $ 467,158   $ 352,190  $ 118,773     $ (539,145)    $ 430,715
                                                    =========    =========   =========  =========     ==========     =========

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 2001
                                (In thousands)
                                  (Unaudited)

                                                Parent                                 Non-
                                              Guarantor     Issuer CP     Other     Guarantor
                                                 CPI          Int'l     Guarantors    China     Eliminations  Consolidated
                                                 ---          -----     ----------    -----     ------------  ------------
Revenue
Intercompany revenue                               $ 7,408    $     --   $      --    $ 13,783   $ (21,191)    $      --
Customer revenue                                        --          --      89,859          --           --       89,859
                                             ----------------------------------------------------------------------------
                                                     7,408          --      89,859      13,783     (21,191)       89,859
Cost of revenue                                         --          --      78,954      12,968     (13,784)       78,138
                                             ----------------------------------------------------------------------------
Gross profit                                         7,408          --      10,905         815      (7,407)       11,721
Operating expenses:
     Selling, general and administrative             5,893          --       9,721       1,075      (7,407)        9,282
     Research and development                        1,271          --       2,242          --           --        3,513
     Restructuring and other charges                    --          --       2,962          --           --        2,962
                                             ----------------------------------------------------------------------------
     Total operating expenses                        7,164          --      14,925       1,075      (7,407)       15,757
                                             ----------------------------------------------------------------------------
Operating income (loss)                                244          --     (4,020)       (260)           --      (4,036)
Non-operating (income) expenses
     Interest expense                                   --       8,829       6,797         860      (7,654)        8,832
     Interest income                                  (12)     (7,604)       (100)        (62)        7,630        (148)
     (Income) loss from investment in
        subsidiaries                                 9,851       (956)          --          --      (8,895)           --
     Foreign currency gains                             --          --       (441)          --           --        (441)
     Other (income) expenses, net                        8          --       (118)       (115)           29        (196)
                                             ----------------------------------------------------------------------------
Total non-operating expense                          9,847         269       6,138         683      (8,890)        8,047
                                             ----------------------------------------------------------------------------
Loss before income taxes                           (9,603)       (269)    (10,158)       (943)        8,890     (12,083)
Provision for (benefit from) income taxes               64          81     (2,561)          --           --      (2,416)
                                             ----------------------------------------------------------------------------
Net loss                                         $ (9,667)     $ (350)   $ (7,597)     $ (943)      $ 8,890    $ (9,667)
                                             ============================================================================

                                  ChipPAC, Inc.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Three Months Ended March 31, 2001
                                 (In thousands)
                                  (Unaudited)

                                                    Parent                               Non-
                                                   Guarantor    Issuer       Other    Guarantor
                                                      CPI      CP Int'l   Guarantors    China     Eliminations   Consolidated
                                                      ---      --------   ----------    -----     ------------   ------------
Cash flows from operating activities:
     Net loss                                       $ (9,667)    $ (350)    $ (7,597)    $  (943)     $  8,890      $ (9,667)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                       492          --      11,376       2,169            --        14,037
     Foreign currency gains                               --          --        (441)         --            --          (441)
     Loss on sale of equipment                            --          --          75          --            --            75
Changes in assets and liabilities:
     Intercompany accounts receivable                 (2,316)    (9,959)     (28,461)     (2,602)       43,338            --
     Accounts receivable                                  14         --       10,349          20           --         10,383
     Inventories                                          --         --        2,009        (318)          --          1,691
     Prepaid expenses and other current assets            10         --       (5,437)      2,178           --         (3,249)
     Other assets                                       (233)        --       (2,805)       (207)          --         (3,245)
     Intercompany accounts payable                        --      2,489       38,385       2,459       (43,333)           --
     Accounts payable                                  1,725         --      (22,010)      1,705           --        (18,580)
     Accrued expenses and other current
         liabilities                                   1,502     (2,952)      (4,335)        476           --         (5,309)
     Other long-term liabilities                         217         --         (227)         --           --            (10)
                                                   ----------------------------------------------------------------------------
     Net cash provided by (used in) operating
        activities                                    (8,256)   (10,772)      (9,119)      4,937        8,895        (14,315)
                                                   ----------------------------------------------------------------------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment       (867)        --       (2,628)     (5,948)          --         (9,443)
     Proceeds from sale of equipment                      --         --           61          --           --             61
     Malaysian acquisition, net of cash and cash
         equivalents acquired                         (1,482)        --           --          --           --         (1,482)
     Investment in subsidiaries                        9,851       (956)          --          --       (8,895)            --
                                                   ----------------------------------------------------------------------------
    Net cash provided by (used in) investing
        activities                                     7,502       (956)      (2,567)     (5,948)      (8,895)       (10,864)
                                                   ----------------------------------------------------------------------------
Cash flows from financing activities:
     Advances to affiliates                              250        --           --          --           --             250
     Proceeds from revolving loans                        --    12,200           --          --           --          12,200
     Repayment of long-term debt                          --      (200)          --          --           --            (200)
     Debt issue amortization                              --       465           --          --           --             465
     Proceeds from common stock issuance               1,138        --           --          --           --           1,138
                                                   ----------------------------------------------------------------------------
     Net cash provided by financing activities         1,388    12,465           --          --           --          13,853
                                                   ----------------------------------------------------------------------------
Net increase (decrease) in cash                          634       737      (11,686)     (1,011)          --         (11,326)
Cash and cash equivalents at beginning of period         181      (711)      15,321       4,059           --          18,850
                                                   ----------------------------------------------------------------------------
Cash and cash equivalents at end of period          $    815   $    26     $  3,635     $  3,048     $     --        $  7,524
                                                   ============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       All references are to ChipPAC's fiscal quarters ended March 31, 2002 and March 31, 2001, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "target," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2001 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

RESULTS OF OPERATIONS

   Three months ended March 31, 2002 compared to three months ended March 31,
   2001

       Revenue. Revenue was $79.2 million in the three months ended March 31, 2002, a decrease of 11.8% from the three months ended March 31, 2001. This decline in revenue is a result of a combination of lower end-market demand for our customers' products and lower average selling prices in the first three months of 2002 compared to the same period in 2001. This decrease was realized across all the end markets we serve and was not significantly concentrated in any one end market.

       Gross Profit. Gross profit during the three months ended March 31, 2002 was $9.6 million, a decrease of 18.5% compared to the three months ended March 31, 2001. Gross margin was 12.1% in the three months ended March 31, 2002 compared to 13.0% in the three months ended March 31, 2001. The actions taken by us, including reductions in work force, asset write-downs, and tight cost controls were able to partially but not completely offset the effect of lower average selling prices and reduced volumes. Overall equipment utilization was approximately 53.0% and 49.0% for the three months ended March 31, 2002 and 2001, respectively.

       Selling, General, and Administrative. Selling, general and administrative expenses were $9.8 million for the three months ended March 31, 2002 which is an increase of 5.3% from $9.3 million for the three months ended March 31, 2001. The increase for the 2002 period was due to additional expenses associated with hiring and maintaining employees in the areas of administration, sales and marketing in China which did not occur in the quarter ended March 31, 2001. These expenses were incurred to meet the increase in unit volumes and product mix occurring in our China plant.

       Research and Development. Research and development expenses for the three months ended March 31, 2002 were $2.3 million, a decrease of 33.5% from the three months ended March 31, 2001. Although we increased the number of employees and internal research and development resources in the three months ended March 31, 2002 compared to the same period in 2001, we were engaged in a significant project that required external spending during the 2001 period. A comparable level of external spending was not required in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

       Restructuring and Other Costs. We recorded expenses associated with reduction in work force and employee furlough costs of $3.0 million in the three months ended March 31, 2001 with no comparable costs in 2002.

       Interest Expense. Total outstanding interest-bearing debt increased to $356.8 million at March 31, 2002, compared to $310.0 million at March 31, 2001. The increase in total debt outstanding of $46.8 million was due to an increase of $30.0 million in draw down from our revolving loan, $5.6 million draw down from our line of credit facilities in South Korea, and $15.0 million and $50.0 million from issuance of additional senior subordinated notes and convertible debt, as of March 31, 2002, offset by down of our term loans in the amount of $53.8 million as of March 31, 2001. Related interest expense was $8.6 million for the three months ended March 31, 2002, a decrease of 2.1% compared to the same period ended in 2001. The reduction in interest expense was due to reduced interest rates on our borrowings.

       Foreign Currency (Gains) Losses. Net foreign currency losses (gains) were $0.1 million and ($0.4) million for the three months ended March 31, 2002 and 2001, respectively. These non-cash gains are primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term pension benefits payable to our South Korean employees in Korean Won.

       Income Taxes. Income tax expense was $0.5 million for the three months ended March 31, 2002 and we recorded a tax benefit of $2.4 million for the three months ended March 31, 2001. In the fourth quarter of 2001, we recorded a valuation reserve that reversed previously recorded benefits in 2001 and previous years. We have a mix of rates across the various jurisdictions we do business in, and our currrent estimated expense for 2002 is $2.0 million with $0.5 million recognized in the three months ended March 31, 2002. This estimate does not take into account any future benefit from loss carryforwards, which we may realize once we again achieve profitability.

       Net Loss. As a result of the items above, net loss increased to $11.5 million for the three months ended March 31, 2002, compared to net loss of $9.7 million for the three months ended March 31, 2001.

CRITICAL ACCOUNTING POLICIES

       For critical accounting policies affecting us, see Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2001. Critical accounting policies affecting us have not changed materially since December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       Our ongoing primary cash needs are for operations and equipment purchases. We spent $7.8 million on capital expenditures during the three months ended March 31, 2002 compared to $9.4 million during the three months ended March 31, 2001.

       The terms of the acquisition of our Malaysian business require contingent incentive payments up to a maximum of $17.9 million through June 30, 2003. During the quarter ended March 31, 2002, we have paid $1.6 million relating to contingent incentive payments and cumulatively we have paid Intersil $9.4 million under this arrangement.

       On January 30, 2002, we sold 10,000,000 shares of Class A common stock in an underwritten public offering based on the public offering price of $6.00 per share. On February 14, 2002, we sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter's exercise of their over-allotment option at the public offering price of $6.00 per share. In connection with these sales, we received net proceeds of approximately $63.9 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.4 million was used for general corporate purposes.

       As of March 31, 2002, our total debt consisted of $356.8 million of borrowings, which was comprised of $50.0 million of revolving loans, (which fully utilized the borrowing capacity under our revolving loans), $5.6 million in line of credit borrowings, $86.2 million in term loans, $165.0 million of senior subordinated notes and $50.0 million of convertible subordinated notes. For the three months period ended March 31, 2002, these borrowings have weighted average interest rates of 7.3%, 2.7%, 5.9%, 12.75% and 8.0%, respectively.

       Our total potential commitments on our loans, operating leases, Intersil incentive payments and restructuring reserve as of March 31, 2002, were as follows (in thousands):

                                                           Within 1
                                             Total           Year          2-3 Years         4-5 Years    After 5 Years
                                             -----           ----         -----------       -----------   -------------

On balance sheet commitments:

Senior credit facilities (revolving,
  capital expenditure and term loans)       $136,187        $50,818          $33,605          $51,764        $     --

Senior subordinated notes                    165,000             --               --               --         165,000

Convertible subordinated notes                50,000             --               --               --          50,000

Line of credit                                 5,596          5,596               --               --              --

Restructuring                                  1,332          1,332               --               --              --
                                        --------------------------------------------------------------------------------

Total on balance sheet commitments           358,115         57,746           33,605           51,764         215,000
                                        --------------------------------------------------------------------------------

Off balance sheet commitments:

Operating leases                              82,229         16,356           21,725           13,878          30,270

Contingent payments to
   Intersil (relating to purchase
     of Malaysian business)                    8,526          6,789            1,737               --              --
                                        --------------------------------------------------------------------------------

Total off balance sheet commitments           90,755         23,145           23,462           13,878          30,270
                                        --------------------------------------------------------------------------------

Total commitments                           $448,870        $80,891          $57,067          $65,642        $245,270
                                            ========        =======          =======           ======        ========

       Our senior credit facilities require that we meet specified financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio, minimum fixed charge coverage ratio, a maximum senior leverage ratio and, for 2002 only, a minimum consolidated adjusted EBITDA amount. In conjunction with our $65.0 million private placement in June 2001, the lenders of our senior credit facilities amended the financial tests for the period July 1, 2001 through December 31, 2004. Our senior credit facilities also contain covenants restricting our operations. On December 31, 2001, these covenants were waived for 2002 and three new covenants were established for 2002: (1) a requirement to raise at least $20.0 million in junior capital by March 1, 2002, which was fulfilled by us through an underwritten public offering of our Class A common stock, completed in January 2002, (2) a minimum EBITDA requirement based on a rolling 12 months ending March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, of $30.0 million, $26.0 million, $32.0 million and $40.0 million, respectively; our actual rolling 12 month EBITDA for the period ended March 31, 2002 was $43.4 million and (3) a capital expenditures limit of $30.0 million in 2002 with an exemption for a buyout of existing operating leases. For the three months ended March 31, 2002, we have spent $7.8 million on capital expenditures. There were no violations of these covenants as amended through March 31, 2002.

       The weakness in demand in 2001 and in early 2002, for packaging and test services has adversely affected our cash flows from operations. We believe that our existing cash balances, cash flows from operations and available borrowings under our senior credit facilities provide sufficient cash resources to meet our projected operating and other cash requirements for the next twelve months. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of our senior credit facilities and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

       Other than the covenants on the debt as discussed above, we have no performance guarantees. We also have no unconsolidated entities. Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space and additional contingent incentive payments to Intersil. Our total off-balance obligations are approximately $90.8 million.

       For the quarter ended March 31, 2002 and 2001, cash used in operations was $7.5 million and $14.3 million, respectively. Cash used in operations mainly consisted of net loss plus depreciation and amortization less utilization for working capital. The reduction in cash used in the current quarter compared to the year ago quarter is primarily due to repayment of accounts payable that were higher at the end of 2000 and paid in the three months ended March 31, 2001 than the accounts payable at the end of 2001 that were paid in the three months ended March 31, 2002.

       For the quarter ended March 31, 2002 and 2001, cash used in investing activities was $9.3 million and $10.9 million, respectively. For the quarters ended March 31, 2002 and 2001, $7.8 million and 9.4 million were spent on capital expenditures, respectively. During the quarter ended March 31, 2002 and 2001, an additional $1.6 million and $1.5 million, respectively, was spent in the purchase of the Malaysian business, including purchased intellectual property.

       For the quarter ended March 31, 2002 and 2001, cash provided by financing activities was $39.3 million and $13.9 million, respectively. For the quarter ended March 31, 2002, $65.3 million and $5.6 million was provided by the issuance of common stock and borrowings from the line of credit, respectively. We used $32.4 million to repay long-term debt. For the quarter ended March 31, 2001, $12.2 million and $1.1 million was provided by the draw down of revolving loans and issuance of common stock, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For quantitative and qualitative disclosures about market risks affecting us, see Item 7A "Quantitative Disclosure About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2001. Our exposure to market risks has not changed materially since December 31, 2001.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         We are not involved in any legal proceedings the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations. From time to time, however, we are involved in claims that arise in the ordinary course of business, and we maintain insurance that we believe to be adequate to cover these claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4.  OTHER INFORMATION

         On January 30, 2002, we sold 10,000,000 shares of Class A common stock in an underwritten public offering based on the public offering price of $6.00 per share. On February 14, 2002, we sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriters' exercise of their over-allotment option at the public offering price of $6.00 per share. In connection with these sales, we received net proceeds of approximately $63.9 million, after deducting underwriting discounts, commissions and estimated offering expenses. We used the net proceeds of $62.4 million from this offering to pay down term loans and revolving loans, respectively. The remaining $1.4 million was used for general corporate purposes.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

       10.36 Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

       10.37 Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

       10.38 Form of Amended and Restated Supplemental Agreement No. 1 to the Advisory Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and Bain Capital, Inc.**

       10.39 Amended and Restated Supplemental Agreement No.1 to the Advisory Agreement, dated as of August 2, 2000 by and among ChipPAC, Inc., ChipPAC Limited, ChipPAC International Company Limited and SXI Group LLC.**

       10.40 Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company's annual report on Form 10-K for the period December 31, 2000).

       10.41 Employment letter agreement, dated as of March 18, 1998 between ChipPAC, Inc. and Gregory Bronzovic (incorporated by reference to the Company's annual report on Form 10-K for the period December 31, 2000).

       10.42 Employment letter agreement, dated as of October 4, 2000 between ChipPAC, Inc. and Richard Freeman (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001).

       10.43 Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001).

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

       10.47 Patent and Technology License Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries, Co., Ltd. and ChipPAC Limited (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001). +++

       10.48 License Agreement, dated as of February 1, 2001, by and between ChipPAC, Inc. and LSI Logic Corporation
                (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001). +++

       10.49 License Agreement, dated as of February 10, 2001, by and between ChipPAC, Inc. and LSI Logic Corporation
                (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001). +++

       10.50 License Agreement, dated as of August 27, 2001, by and between ChipPAC, Inc. and Fujitsu Limited (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001). +++

       10.51 Amendment to License Agreement, dated as of March 5, 2002, by and between ChipPAC, Inc. and Fujitsu Limited
                (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001).

       10.52 License Agreement, dated as of September 8, 1999, by and between ChipPAC Ltd. and LSI Logic Corporation
                (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001). +++

       10.53 Assembly/Final Test Subcontract Agreement, dated as of February 25, 2000, by and between ChipPAC Ltd. and its affiliates and Fairchild Semiconductor Corporation and its affiliates (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001). +++

       21.1 Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and

                ChipPAC Korea Company Ltd.*

       99.1 Risk Factors (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001)

--------------
     *   Incorporated by reference to the Company's Form S-4 (No. 333-91641).

     **  Incorporated by reference to the Company's Form S-1 (No. 333-39428).

     + Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

     +++ Confidential treatment has been requested for portions of this exhibit.

      (b) Reports on Form 8-K.

          On January 10, 2002, we filed a Current Report on Form 8-K regarding an amendment to our senior credit facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of May 13, 2002.

                                  CHIPPAC, INC.
                                  (Registrant)

                                  /s/ Robert Krakauer
                                 --------------------------------------------
                                  ROBERT KRAKAUER
                                  Chief Financial Officer

                                  /s/ Michael G. Potter
                                 --------------------------------------------
                                  MICHAEL G. POTTER
                                  Controller and Principal Accounting Officer