Form 10-Q
period 2002-06-30
CHIPPAC INC
filed 2002-08-14
CIK 1093779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 000-31173

ChipPAC, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0463048
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47400 Kato Road, Fremont, California 94538
(Address of Principal Executive Offices, Zip Code)

Registrant’s Telephone Number, Including Area Code (510) 979-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2002
Class A common stock, $.01 par value	93,125,599
Class B common stock, $.01 par value	None

ChipPAC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets:
Current assets:
Cash and cash equivalents	$61,173	$41,872
Accounts receivable, less allowance for doubtful accounts of $392 and $449	37,081	32,034
Inventories	17,503	12,481
Prepaid expenses and other current assets	9,780	4,515

Total current assets	125,537	90,902
Property, plant and equipment, net	322,419	304,650
Other assets	32,079	35,163

Total assets	$480,035	$430,715

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Revolving loans	$—	$50,000
Line of credit	5,596	—
Accounts payable	37,213	31,045
Accrued expenses and other current liabilities	31,599	27,838
Current portion of long-term debt	—	—

Total current liabilities	74,408	108,883
Long-term debt, less current portion	217,887	283,627
Convertible subordinated note	50,000	50,000
Other long-term liabilities	14,446	11,431

Total liabilities	356,741	453,941

Stockholders’ equity (deficit):
Common stock, Class A—par value $0.01 per share; 250,000,000 shares authorized, 93,121,000 and 69,404,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	931	694
Common stock, Class B—par value $0.01 per share; 250,000,000 shares authorized no shares issued or outstanding at June 30, 2002 and December 31, 2001	—	—
Additional paid in capital	274,527	110,043
Receivable from stockholders	(493)	(985)
Accumulated other comprehensive income	9,169	9,169
Accumulated deficit	(160,840)	(142,147)

Total stockholders’ equity (deficit)	123,294	(23,226)

Total liabilities and stockholders’ equity (deficit)	$480,035	$430,715

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$97,086	$87,373	$176,299	$177,232
Cost of revenue	79,322	75,913	148,980	154,051

Gross profit	17,764	11,460	27,319	23,181
Operating expenses:
Selling, general and administrative	9,846	7,480	19,620	16,762
Research and development	2,372	3,837	4,708	7,350
Restructuring and other charges	—	—	—	2,962

Total operating expenses	12,218	11,317	24,328	27,074

Operating income (loss)	5,546	143	2,991	(3,893)
Non-operating (income) expenses:
Interest expense	8,141	9,456	16,788	18,288
Interest income	(143)	(74)	(213)	(222)
Foreign currency (gains) loss	1,329	186	1,407	(255)
Other income, net	(138)	(33)	(303)	(229)

Total non-operating expenses	9,189	9,535	17,679	17,582

Loss before income taxes	(3,643)	(9,392)	(14,688)	(21,475)
Provision for (benefit from) income taxes	500	(1,879)	1,000	(4,295)

Loss before extraordinary item	(4,143)	(7,513)	(15,688)	(17,180)
Extraordinary loss from early extinguishment of debt, net of related income tax of $0	(3,005)	—	(3,005)	—

Net loss	$(7,148)	$(7,513)	$(18,693)	$(17,180)

Loss per share before extraordinary item
Basic	$(0.05)	$(0.11)	$(0.19)	$(0.25)
Diluted	$(0.05)	$(0.11)	$(0.19)	$(0.25)
Extraordinary item
Basic	$(0.03)	$—	$(0.04)	$—
Diluted	$(0.03)	$—	$(0.04)	$—
Net loss per share
Basic	$(0.08)	$(0.11)	$(0.23)	$(0.25)
Diluted	$(0.08)	$(0.11)	$(0.23)	$(0.25)
Weighted average shares used in per share calculation:
Basic	85,237	68,605	81,016	68,626
Diluted	85,237	68,605	81,016	68,626

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(18,693)	$(17,180)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	27,781	28,880
Extraordinary loss from early debt extinguishment	3,005	—
Foreign currency (gains) losses	1,407	(255)
(Gain) loss on sale of equipment	(64)	53
Changes in assets and liabilities:
Accounts receivable	(5,047)	1,263
Inventories	(5,022)	3,958
Prepaid expenses and other current assets	(5,265)	(4,217)
Other assets	(2,374)	(310)
Accounts payable	6,168	(18,177)
Accrued expenses and other current liabilities	3,761	(14,284)
Other long-term liabilities	1,608	(733)

Net cash provided by (used) in operating activities	7,265	(21,002)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(39,941)	(25,868)
Proceeds from sale of equipment	85	476
Malaysian acquisition, net of cash and cash equivalents acquired	(3,664)	(2,964)

Net cash used in investing activities	(43,520)	(28,356)

Cash flows from financing activities:
Advances to affiliates	—	400
Proceeds from revolving loans	50,000	—
Repayment of revolving loans	(100,000)	—
Proceeds from line of credit	5,596	(4,533)
Proceeds from other loans	16,700	60,779
Debt issuance cost	(702)	—
Repayment of long-term debt	(82,440)	(14,773)
Amortization of debt issuance cost	1,189	942
Repayment of notes from stockholders	492	—
Proceeds from common stock issuance	164,745	1,257
Repurchase of common stock	(24)	—

Net cash provided by financing activities	55,556	44,072

Net increase (decrease) in cash	19,301	(5,286)
Cash and cash equivalents at beginning of period	41,872	18,850

Cash and cash equivalents at end of period	$61,173	$13,564

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002
(Unaudited)

Note 1:    Interim Statements

In the opinion of management of ChipPAC, Inc. (“ChipPAC” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2001 included in ChipPAC’s 2001 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year which ends on December 31, 2002. The interim period ended on June 30, 2002, the Sunday nearest June 30th.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provision of Accounting Principles Board No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 does not apply to the impairment of goodwill and non-amortizable intangibles. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occuring Events and Transactions are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002
(Unaudited)

Basis of Presentation

The financial statements have been prepared on a consolidated basis. The condensed consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances have been eliminated on consolidation.

Note 2:    Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$12,801	$7,949
Work in process	3,857	3,080
Finished goods	845	1,452

	$17,503	$12,481

Other assets were comprised of the following (in thousands):

	June 30, 2002	December 31, 2001
Deposits	$1,763	$1,603
Long-term employee loans	785	652
Debt issuance costs, net of amortization of $4,851 and $7,226	11,223	14,715
Intangible assets, net of amortization of $14,447 and $12,015.	18,281	18,038
Other	27	155

	$32,079	$35,163

Intangible assets balances as of June 30, 2002 are summarized as follows (in thousands):

	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$14,909	$3,896	$11,013
Software and software development	13,473	7,194	6,279
Licenses	4,347	3,358	989

	$32,729	$14,448	$18,281

Amortization expense for intangible assets is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2002	June 30, 2001
Intellectual property	$524	$481
Software and software development	73	778
Licenses	666	660

	$1,263	$1,919

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002
(Unaudited)

Intangible assets are being amortized over useful lives of three to seven years. Estimated future amortization expense is as follows (in thousands):

July 1, 2002 to December 31, 2002	$2,526
2003	4,780
2004	3,784
2005	3,784
2006	2,300
2007	1,081
Thereafter	26

$18,281

Accrued expenses and other liabilities were comprised of the following (in thousands):

	June 30, 2002	December 31, 2001
Payroll and related items	$14,894	$9,696
Interest payable	9,117	10,954
Restructuring reserve	1,332	1,632
Other expenses	6,256	5,556

	$31,599	$27,838

In the first and fourth quarters of 2001, ChipPAC’s management approved restructuring plans to realign its organization and reduce operating costs. These actions were designed to better align ChipPAC’s workforce and to reduce operating expenses. These plans were a combination of reductions in work force and employee furloughs. Accordingly, ChipPAC planned to reduce associated employee positions by approximately 554 and 197 worldwide in connection with the first and fourth quarter plans, respectively. Restructuring and related charges of $3.0 million and $3.3 million were expensed during the first and fourth quarters of 2001, respectively. The entire first quarter charge of $3.0 million was related to employee separations and furloughs. The fourth quarter charge was comprised of $1.8 million related to employee separations and $1.5 million of other charges for the forgiveness of loans to executive officers. During the quarter ended March 31, 2002, the Company utilized $0.3 million of the restructuring accrual and completed another 14 of the planned 751 employee separations. There were no changes to the components of accrued restructuring costs and amounts charged for restructuring during the quarter ended June 30, 2002. Cumulatively, the Company has completed 568 of the planned 751 employee separations. ChipPAC expects to substantially complete the initiatives contemplated under the restructuring plans by December 31, 2002. The details of the accrued restructuring costs as of June 30, 2002 were as follows (in thousands):

	Beginning Accrual	Expenditures	December 31, 2001	Expenditures	June 30, 2002
Employee separations	$4,732	$(3,100)	$1,632	$(300)	$1,332

Note 3:    Line of credit and Other Bank Borrowings

Line of Credit:

        The Company has established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $10.2 million and $8.0 million, respectively. As of June 30, 2002, the Company had outstanding borrowings of $2.3 million and $3.3 million against these lines of credit, respectively. As of June 30, 2002, the outstanding lines of credit bore weighted average interest rates of 3.0%. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank, respectively, for the continued use of the credit line facility. The Company also has a line of credit available with Southern Bank Bhd. for $0.5 million. There were no outstanding borrowings on this credit line as of June 30, 2002.

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002
(Unaudited)

Other Bank Borrowings

The Company established a loan with a Cho Hung Bank in 2002 providing for a loan of $16.7 million utilized for general corporate purposes. As of June 30, 2002, the Company had all $16.7 million outstanding with an interest rate of 4.7%.

Note 4:    Common Stock Offering

On January 30, 2002, the Company sold 10,000,000 shares of Class A common stock in an underwritten public offering at $6.00 per share. On February 14, 2002, the Company sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter’s exercise of their over-allotment option at $6.00 per share. In connection with these sales, the Company received net proceeds of approximately $63.9 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.4 million was used for general corporate purposes.

On May 30, 2002, the Company sold 12,000,000 shares of Class A common stock in an underwritten public offering at $8.75 per share. In connection with this sale, the Company received net proceeds of approximately $99.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $50.0 million from this offering were used to pay down term loans and revolving loans. The remaining $49.2 million will be used for general corporate purposes.

Sources and Use of Funds From Issuance of Common Stock	January Offering	May Offering	Totals
	(in thousands)
Source of funds:
Gross proceeds from issuance of common stock	$68,554	$105,000	$173,554
Less: related issuance costs	(4,674)	(5,830)	(10,504)

Net proceeds from issuance of common stock	$63,880	$99,170	$163,050

Use of funds:
Repayment of senior credit facilities	$62,438	$50,000	$112,438
General corporate purposes	1,442	49,170	50,612

	$63,880	$99,170	$163,050

In June, 2002, the Company utilized $50.0 million of the public offering proceeds to extinguish term loan A and the capital expenditure loan and substantially pay down term loan B under its senior credit facility. As a result, capitalized debt issuance costs of $3.0 million were written off and the expense was included in the results for the three and six month periods ended June 30, 2002 with no comparable results for the same periods in 2001. There is no tax benefit since the costs were written off in a tax jurisdiction that provides no benefit.

Note 5:    Acquisition of Malaysian Business

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $71.5 million in cash and preferred stock, including incentives.

        The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller’s packaging business. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil were to achieve all of the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the quarter ended June 30, 2002, the Company paid $1.6 million relating to the achievement of milestones and cumulatively $11.0 million of contingent incentive payments have been paid since the acquisition. Additionally, in 2001, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business. Deferred tax of $3.6 million has been recorded on all of these adjustments. This resulted in a further increase in non-current assets. These payments increased the effective purchase price and were allocated to non-current assets.

There is no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002
(Unaudited)

exceeded the purchase price by $56.2 million as of July 1, 2000. This amount has been allocated in full to non-current assets as summarized below:

Non-current assets	Estimated Fair Value	Excess of Fair Value of Acquired Net Assets Over Cost	Total Additional Purchase Price	Adjusted Fair Value
		(in millions)
Land and buildings	$27.9	$(11.1)	$3.4	$20.2
Plant and equipment	93.9	(36.9)	11.5	68.5
Intellectual property	20.9	(8.2)	2.1	14.8

	$142.7	$(56.2)	$17.0	$103.5

Note 6:    Earnings Per Share

Statement of Financial Accounting Standards No. 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of shares of common stock and all potentially dilutive shares of common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes.

As of June 30, 2002, there were options outstanding to purchase 6.5 million shares of Class A common stock with a weighted average exercise price of $4.12, which could potentially dilute basic EPS in the future, but were not included in diluted EPS as their effect would have been antidilutive. The Company also has outstanding the $50.0 million convertible subordinated notes which are convertible into approximately 5.0 million shares of Class A common stock at $9.96 per share but were not included in diluted EPS as their effect would also have been antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Loss before extraordinary item	$(4,143)	85,237	$(0.05)	$(7,513)	68,605	$(0.11)
Extraordinary item	(3,005)	85,237	(0.03)	—	—	—
Net loss per share	$(7,148)	85,237	$(0.08)	$(7,513)	68,605	$(0.11)

Diluted EPS:
Loss before extraordinary item	$(4,143)	85,237	$(0.05)	$(7,513)	68,605	$(0.11)
Extraordinary item	(3,005)	85,237	(0.03)	—	—	—
Net loss per share	$(7,148)	85,237	$(0.08)	$(7,513)	68,605	$(0.11)

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Loss before extraordinary item	$(15,688)	81,016	$(0.19)	$(17,180)	68,626	$(0.25)
Extraordinary item	(3,005)	81,016	(0.04)	—	—	—
Net loss per share	$(18,693)	81,016	$(0.23)	$(17,180)	68,626	$(0.25)

Diluted EPS:
Loss before extraordinary item	$(15,688)	81,016	$(0.19)	$(17,180)	68,626	$(0.25)
Extraordinary item	(3,005)	81,016	(0.04)	—	—	—
Net loss per share	$(18,693)	81,016	$(0.23)	$(17,180)	68,626	$(0.25)

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002
(Unaudited)

Note 7:    Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the Company’s stock option and purchase plan activity. If compensation expense had been determined based on the grant date fair value for awards during the six month period ended June 30, 2002, in accordance with the provisions of SFAS 123, the Company’s net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

Six Months ended June 30, 2002
(In thousands, except per share amounts)
Net income (loss) as reported	$(18,693)
Pro forma net income (loss)	(20,787)
Earnings (loss) per share as reported:
Basic	$(0.23)
Diluted	$(0.23)
Pro forma earnings (loss) per share:
Basic	$(0.26)
Diluted	$(0.26)

In calculating pro forma compensation, the fair value of each stock option and stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Employee Stock Options June 30, 2002
Dividend yield	None
Volatility	53%
Risk-free interest rate	3.65%-4.33%
Expected lives (in years)	4

Employee Stock Purchase Plan June 30, 2002
Dividend yield	None
Volatility	53%
Risk-free interest rate	2.95%
Expected lives (in years)	0.5

Note 8:    Contingent Liabilities

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia, along with related intellectual property for approximately $71.5 million in cash and preferred stock.

The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller’s packaging business, previously subcontracted by Intersil to third parties, to the Company. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil were to achieve all of the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the quarter ended June 30, 2002, the Company paid $1.6 million relating to the achievement of milestones and cumulatively $11.0 million of contingent incentive payments have been paid since the acquisition. These payments increased the effective purchase price and were allocated to non-current assets.

        During the quarter ended June 30, 2002, an assessment of approximately $13.2 million was made by the Korean National Tax Administration (“NTA”) relating to withholding tax not collected and remitted related to the loan between our subsidiaries in Korea and Hungary. Withholding on the transactions in question is not required by the prevailing tax treaty. The Company appealed the assessment through the Mutual Agreement Procedure (“MAP”) and believes that the assessment will be overturned. As of June 30, 2002, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the MAP. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. The Company complied with the guarantee request on August 1, 2002.

Note 9:    Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

In connection with the recapitalization, in August 1999, ChipPAC International Company Limited, (“CP Int’l”), issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. (“CPI”) and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited (“CPK”), ChipPAC Malaysia Sdn. Bhd. (“CPM”), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are wholly-owned direct or indirect subsidiaries of CPI. ChipPAC Shanghai Limited (“CPS”) and ChipPAC Electronic Technology Ltd. (“CETS”), did not provide guarantees (the “Non-Guarantor Subsidiaries”). The following is consolidated financial information for CP Int’l CPI, and CPK, CPS, CETS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries.

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2002
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$50,282	$1,245	$7,853	$1,793	$—	$61,173
Intercompany accounts receivable	176,910	78,921	16,166	19,625	(291,622)	—
Accounts receivable, net	18	—	36,900	163	—	37,081
Inventories	—	—	13,915	3,588	—	17,503
Prepaid expenses and other current assets	282	295	7,633	1,570	—	9,780

Total current assets	227,492	80,461	82,467	26,739	(291,622)	125,537
Property, plant and equipment, net	5,755	3,754	214,931	97,979	—	322,419
Intercompany loans receivable	—	352,500	—	—	(352,500)	—
Investment in subsidiaries	(57,666)	—	59,720	—	(2,054)	—
Other assets	4,006	8,274	19,100	699	—	32,079

Total assets	$179,587	$444,989	$376,218	$125,417	$(646,176)	$480,035

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Intercompany accounts payable	$423	$162,466	$111,107	$17,626	$(291,622)	$—
Revolving loans	—	—	—	—	—	—
Line of credit	—	—	5,596	—	—	5,596
Accounts payable	1,208	1,045	25,552	9,408	—	37,213
Accrued expenses and other current liabilities	4,662	9,513	10,786	6,638	—	31,599
Current portion of long-term debt	—	—	—	—	—	—

Total current liabilities	6,293	173,024	153,041	33,672	(291,622)	74,408
Long-term debt, less current portion	—	201,187	16,700	—	—	217,887
Convertible subordinated note	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	318,500	34,000	(352,500)	—
Other long-term liabilities	—	—	14,446	—	—	14,446

Total liabilities	56,293	374,211	502,687	67,672	(644,122)	356,741

Stockholders’ equity (deficit):
Common stock	931	—	—	—	—	931
Additional paid in capital	274,527	81,689	20,890	115,093	(217,672)	274,527
Receivable from stockholders	(493)	—	—	—	—	(493)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(160,840)	(10,911)	(156,064)	(57,812)	224,787	(160,840)

Total stockholders’ equity (deficit)	123,294	70,778	(126,469)	57,745	(2,054)	123,294

Total liabilities and stockholders’ equity (deficit)	$179,587	$444,989	$376,218	$125,417	$(646,176)	$480,035

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non-Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$14,284	$—	$—	$34,170	$(48,454)	$—
Customer revenue	—	—	176,076	223	—	176,299

	14,284	—	176,076	34,393	(48,454)	176,299
Cost of revenue	—	—	166,273	31,161	(48,454)	148,980

Gross profit	14,284	—	9,803	3,232	—	27,319
Operating expenses:
Selling, general and administrative	12,562	250	4,997	1,811	—	19,620
Research and development	1,064	—	3,644	—	—	4,708

Total operating expenses	13,626	250	8,641	1,811	—	24,328

Operating income (loss)	658	(250)	1,162	1,421	—	2,991
Non-operating (income) expenses
Inter-company interest expense	—	—	15,762	1,703	(17,465)	—
Interest expense	1,829	14,397	562	—	—	16,788
Interest income	(112)	(22)	(63)	(16)	—	(213)
Inter-company interest income	—	(17,146)	(319)	—	17,465	—
Loss from investment in Subsidiaries	17,640	—	416	—	(18,056)	—
Foreign currency loss	—	—	1,364	43	—	1,407
Other expenses, net	(9)	—	(201)	(93)	—	(303)

Total non-operating (income) expenses	19,348	(2,771)	17,521	1,637	(18,056)	17,679

Income (loss) before income taxes and extraordinary item	(18,690)	2,521	(16,359)	(216)	18,056	(14,688)
Provision for income taxes	3	85	712	200	—	1,000

Income (loss) before extraordinary item	(18,693)	2,436	(17,071)	(416)	18,056	(15,688)
Extraordinary item	—	3,005	—	—	—	3,005

Net loss	$(18,693)	$(569)	$(17,071)	$(416)	$18,056	$(18,693)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non-Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(18,693)	$(569)	$(17,071)	$(416)	$18,056	$(18,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	754	—	20,633	6,394	—	27,781
Non-operating early debt extinguishment loss	—	3,005	—	—	—	3,005
Foreign currency (gains) loss	—	—	1,364	43	—	1,407
(Gain) loss on sale of equipment	—	—	(77)	13	—	(64)
Equity income from investment in subsidiaries	17,640	—	416	—	(18,056)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(117,807)	6,939	4,181	(7,459)	114,146	—
Accounts receivable	12	11	(4,939)	(131)	—	(5,047)
Inventories	—	—	(4,233)	(789)	—	(5,022)
Prepaid expenses and other current assets	111	(295)	(4,106)	(975)	—	(5,265)
Other assets	(221)	92	(2,180)	(65)	—	(2,374)
Intercompany accounts payable	400	112,448	4,911	(3,613)	(114,146)	—
Accounts payable	(973)	296	3,937	2,908	—	6,168
Accrued expenses and other current liabilities	1,904	(1,904)	3,000	761	—	3,761
Other long-term liabilities	—	—	1,608	—	—	1,608

Net cash provided by (used in) operating activities	(116,873)	120,023	7,444	(3,329)	—	7,265

Cash flows from investing activities:
Acquisition of property, plant and equipment	(64)	(3,754)	(32,287)	(3,836)	—	(39,941)
Proceeds from sale of equipment	—	—	85	—	—	85
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(3,664)	—	—	(3,664)
Investment in subsidiaries	—	—	(6,960)	—	6,960	—

Net cash used in investing activities	(64)	(3,754)	(42,826)	(3,836)	6,960	(43,520)

Cash flows from financing activities:
Proceeds from revolving loans	—	50,000	—	—	—	50,000
Repayment of revolving loans	—	(100,000)	—	—	—	(100,000)
Proceeds from line of credit	—	—	5,596	—	—	5,596
Proceeds from long-term debt	—	—	16,700	—	—	16,700
Intercompany loan payments	—	—	—	6,960	(6,960)	—
Debt issuance costs	—	(702)	—	—	—	(702)
Repayment of long-term debt	—	(82,440)	—	—	—	(82,440)
Debt issue amortization	164	1,025	—	—	—	1,189
Repayment of notes from stockholders	492	—	—	—	—	492
Proceeds from common stock issuance	164,745	—	—	—	—	164,745
Repurchase of common stock	(24)	—	—	—	—	(24)

Net cash provided by (used in) financing activities	165,377	(132,117)	22,296	6,960	(6,960)	55,556

Net increase (decrease) in cash	48,440	(15,848)	(13,086)	(205)	—	19,301
Cash and cash equivalents at beginning of period	1,842	17,093	20,939	1,998	—	41,872

Cash and cash equivalents at end of period	$50,282	$1,245	$7,853	$1,793	$—	$61,173

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2001
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,842	$17,093	$20,939	$1,998	$—	$41,872
Intercompany accounts receivable	59,103	85,860	20,347	12,166	(177,476)	—
Accounts receivable, net	30	11	31,961	32	—	32,034
Inventories	—	—	9,682	2,799	—	12,481
Prepaid expenses and other current assets	393	—	3,527	595	—	4,515

Total current assets	61,368	102,964	86,456	17,590	(177,476)	90,902
Property, plant and equipment, net	6,054	—	198,161	100,435	—	304,650
Intercompany loans receivable	—	352,500	—	—	(352,500)	—
Investment in subsidiaries	(40,002)	—	49,171	—	(9,169)	—
Other assets	4,319	11,694	18,402	748	—	35,163

Total assets	$31,739	$467,158	$352,190	$118,773	$(539,145)	$430,715

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Intercompany accounts payable	$25	$50,018	$106,196	$21,239	$(177,478)	$—
Revolving loans	—	50,000	—	—	—	50,000
Accounts payable	2,181	749	21,615	6,500	—	31,045
Accrued expenses and other current liabilities	2,759	11,417	7,829	5,833	—	27,838

Total current liabilities	4,965	112,184	135,640	33,572	(177,478)	108,883
Long-term debt, less current portion	—	283,627	—	—	—	283,627
Convertible subordinated note	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	318,500	34,000	(352,500)	—
Other long-term liabilities	—	—	11,431	—	—	11,431

Total liabilities	54,965	395,811	465,571	67,572	(529,978)	453,941

Stockholders’ equity (deficit):
Common stock	694	—	—	—	—	694
Additional paid in capital	110,043	81,689	16,907	108,133	(206,729)	110,043
Receivable from stockholders	(985)	—	—	—	—	(985)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(142,147)	(10,342)	(138,993)	(57,396)	206,731	(142,147)

Total stockholders’ equity (deficit)	(23,226)	71,347	(113,381)	51,201	(9,167)	(23,226)

Total liabilities and stockholders’ equity (deficit)	$31,739	$467,158	$352,190	$118,773	$(539,145)	$430,715

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2001
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non-Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$13,224	$—	$—	$27,530	$(40,754)	$—
Customer revenue	—	—	177,230	2	—	177,232

	13,224	—	177,230	27,532	(40,754)	177,232
Cost of revenue	—	—	169,184	25,621	(40,754)	154,051

Gross profit	13,224	—	8,046	1,911	—	23,181
Operating expenses:
Selling, general and administrative	10,653	62	4,245	1,802	—	16,762
Research and development	2,436	—	4,914	—	—	7,350
Restructuring and other charges	—	—	2,962	—	—	2,962

Total operating expenses	13,089	62	12,121	1,802	—	27,074

Operating income (loss)	135	(62)	(4,075)	109	—	(3,893)
Non-operating (income) expenses
Inter-company interest expense	—	—	3,076	3,870	(6,946)	—
Interest expense	—	18,238	10,518	1,720	(10,468)	18,288
Interest income	(24)	(8,364)	(89)	(1,813)	10,468	(222)
Inter-company interest income	—	(6,844)	(102)	—	6,946	—
(Income) loss from investment in
Subsidiaries	17,256	(1,908)	—	—	(15,348)	—
Foreign currency gains	—	—	(223)	(32)	—	(255)
Other (income) expenses, net	(18)	48	(180)	(79)	—	(229)

Total non-operating expense	17,214	1,170	13,000	1,546	(15,348)	17,582

Loss before income taxes	(17,079)	(1,232)	(17,075)	(1,437)	15,348	(21,475)
Provision for (benefit from) income taxes	101	162	(4,558)	—	—	(4,295)

Net loss	$(17,180)	$(1,394)	$(12,517)	$(1,437)	$15,348	$(17,180)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(17,180)	$(1,394)	$(12,517)	$(1,437)	$15,348	$(17,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	970	—	23,247	4,663	—	28,880
Foreign currency (gains) loss	—	—	(223)	(32)	—	(255)
Loss on sale of equipment	—	—	53	—	—	53
Changes in assets and liabilities:
Intercompany accounts receivable	1,903	(40,461)	(26,504)	(13,133)	78,195	—
Accounts receivable	4	—	1,242	17	—	1,263
Inventories	—	—	4,494	(536)	—	3,958
Prepaid expenses and other current assets	134	—	(4,036)	(315)	—	(4,217)
Other assets	(3,745)	(2,413)	6,247	(399)	—	(310)
Intercompany accounts payable	7	3,177	68,597	6,414	(78,195)	—
Accounts payable	684	4	(21,112)	2,247	—	(18,177)
Accrued expenses and other current liabilities	(3,371)	2,832	(14,440)	695	—	(14,284)
Other long-term liabilities	434	—	(1,167)	—	—	(733)

Net cash provided by (used in) operating activities	(20,160)	(38,255)	23,881	(1,816)	15,348	(21,002)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,083)	—	(14,131)	(9,654)	—	(25,868)
Proceeds from sale of equipment	200	—	130	146	—	476
Malaysian acquisition, net of cash and cash equivalents acquired	(2,964)	—	—	—	—	(2,964)
Investment in subsidiaries	17,256	(1,908)	—	—	(15,348)	—

Net cash provided by (used in) investing activities	12,409	(1,908)	(14,001)	(9,508)	(15,348)	(28,356)

Cash flows from financing activities:
Advances to affiliates	7,211	2,413	(18,225)	9,001	—	400
Proceeds from revolving loans	—	(4,533)	—	—	—	(4,533)
Net proceeds from debt issuance	—	60,779	—	—	—	60,779
Repayment of long-term debt	—	(14,773)	—	—	—	(14,773)
Debt issue amortization	—	942	—	—	—	942
Proceeds from common stock issuance	1,257	—	—	—	—	1,257

Net cash provided by financing activities	8,468	44,828	(18,225)	9,001	—	44,072

Net increase (decrease) in cash	717	4,665	(8,345)	(2,323)	—	(5,286)
Cash and cash equivalents at beginning of period	181	(711)	15,321	4,059	—	18,850

Cash and cash equivalents at end of period	$898	$3,954	$6,976	$1,736	$—	$13,564

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references are to ChipPAC’s fiscal quarters ended June 30, 2002 and June 30, 2001, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2001 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Results of Operations

Three and six month periods ended June 30, 2002 compared to three and six month periods ended June 30, 2001

Revenue.    Revenue was $97.1 million and $176.3 million in the three and six month periods ended June 30, 2002, respectively, an increase of 11.1% from the three months ended June 30, 2001 and a decrease of 0.5% from the six month period ended June 30, 2001. The increase in revenue is a result of a combination of higher end-market demand for our customers’ products and new customer and program wins since the same period last year. Unit volumes increased 27.9% and 15.0% versus the prior year as compared to the three month and six month periods ended June 30, 2002, respectively. We experienced lower average selling prices in the first six month period of 2002 compared to the same period in 2001. This decrease was realized across all the end markets we serve and was not significantly concentrated in any one end market. This contributed to revenue being slightly lower in the six month period ended June 30, 2002, compared to the same period ended June 30, 2001.

Gross Profit.    Gross profit during the three month and six month periods ended June 30, 2002 was $17.8 million and $27.3 million, respectively, an increase of 55.0% and 17.9% compared to the three month and six month periods ended June 30, 2001, respectively. Gross margin as a percent of revenue was 18.3% and 15.5% in the three month and six month periods ended June 30, 2002, as compared to 13.1% in both the three month and six month periods ended June 30, 2001. The actions taken by us, including reductions in work force and tight cost controls coupled with increased unit volumes were able to overcome the effect of lower average selling prices. These results were reduced by the effect of higher gold prices and the appreciation of South Korean Won against the United States Dollar when compared to the same periods in 2001 and a one-time payment to unionized employees in our South Korean plant in the three month period ended June 30, 2002 with no comparable payment in 2001. Overall equipment utilization was approximately 63.0% and 53.0% for the three month periods ended June 30, 2002 and 2001, respectively.

Selling, General, and Administrative.    Selling, general and administrative expenses were $9.8 million and $19.6 million for the three month and six month periods ended June 30, 2002, respectively, which is an increase of 31.6% and a decrease of 17.1% compared to the three month and six month periods ended June 30, 2001, respectively. The increase in expenses for the three month period was due to additional expenses associated with hiring and maintaining employees in the areas of administration, sales and marketing in China that did not occur in the comparable periods in 2001. These expenses were incurred to meet the increase in unit volumes and more diverse product mix in our China plant. In addition, we incurred additional expense for our various incentive programs for employees as a result of our improved results in the six month period ended June 30, 2002 compared to the same periods in 2001.

Research and Development.    Research and development expenses for the three month and six month periods ended June 30, 2002 were $2.4 million and $4.7 million, respectively, a decrease of 38.2% and 35.9% from the three month and six month periods ended June 30, 2001, respectively. Although we increased the number of research and development employees and internal resources in the three month and six month periods ended June 30, 2002 compared to the same periods in 2001, we were engaged in a significant project that required external spending during the 2001 periods. A comparable level of external spending was not required in the three month and six month periods ended June 30, 2002.

Restructuring and Other Costs.    We recorded expenses associated with reduction in work force and employee furlough costs of $3.0 million in the six month period ended June 30, 2001 with no comparable costs in 2002.

Interest Expense.    Total outstanding interest-bearing debt decreased to $273.5 million at June 30, 2002 compared to $343.7 million at June 30, 2001. The decrease in debt outstanding of $70.2 million from June 30, 2001 to June 30, 2002, was due to pay down of our term loans in the amount $82.4 million, a pay down of our revolving line of credit of $10.1 million, offset by an increase in foreign loans of $22.3 million. The decrease in debt was funded by our January and May public offerings. Related interest expense was $8.1 million and $16.7 million, for the three month and six month periods ended June 30, 2002, respectively, a decrease of 13.9% and 8.2% compared to the same periods ended June 30, 2001, respectively. The reduction in interest expense was due to reduced interest rates on our borrowings and reduced debt levels.

Foreign Currency Losses.    Net foreign currency losses were $1.3 million and $1.4 million for the three and six month periods ended June 30, 2002, respectively, a $1.1 million and $1.7 million increase from the three month and six month periods ended June 30, 2001, respectively. These non-cash losses were primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term pension benefits payable to our South Korean employees in Korean Won.

Income Taxes.    Income tax expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2002, respectively, and we recorded a tax benefit of $1.9 million and $4.3 million for the three and six months ended June 30, 2001, respectively. In the fourth quarter of 2001, we recorded a valuation reserve that reversed previously recorded benefits in 2001 and previous years. We have a mix of tax rates across the various jurisdictions we do business in, and our current estimated expense for 2002 is $2.0 million with $1.0 million recognized in the six months ended June 30, 2002. This estimate does not take into account any future benefit from loss carryforwards, which we may realize once we again achieve profitability.

During the quarter ended June 30, 2002, an assessment of approximately $13.2 million was made by the Korean National Tax Administration, or NTA, relating to withholding tax not collected and remitted related to the loan between our subsidiaries in Korea and Hungary. Withholding on the transactions in question is not required by the prevailing tax treaty. We have appealed the assessment through the NTA’s Mutual Agreement Procedure, or MAP, and believe that the assessment will be overturned. As of June 30, 2002, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the MAP. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. We complied with the guarantee request on August 1, 2002.

Extraordinary Item.    A portion of the proceeds from our May 2002 public offering was used to extinguish term loan A and our capital expenditure loan and substantially pay down term loan B under our senior credit facilities. As a result, capitalized debt issuance costs of $3.0 million were written off and the charge, was included in the results for the three and six month periods ended June 30, 2002 with no comparable results for the same periods in 2001. There is no tax benefit since the costs were written off in a tax jurisdiction that provides no benefit.

Net Loss.    As a result of the items above, net loss decreased to $7.1 million including a $3.0 million extraordinary charge for the three months ended June 30, 2002, compared to net loss of $7.5 million for the three months ended June 30, 2001. Net loss increased to $18.7 million for the six months ended June 30, 2002 compared to $17.2 million for the six months ended June 30, 2001.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2001. Critical accounting policies affecting us have not changed materially since December 31, 2001.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $32.2 and $40.0 million on capital expenditures during the three and six months ended June 30, 2002, respectively, compared to $16.5 and $25.9 million in capital expenditures during the three and six months ended June 30, 2001.

The terms of the acquisition of the Malaysian business require contingent incentive payments up to a maximum of $17.9 million through June 30, 2003. During the quarter ended June 30, 2002, we have paid $1.6 million relating to contingent incentive payments and cumulatively we have paid Intersil $11.0 million under this arrangement.

On January 30, 2002, we sold 10,000,000 shares of Class A common stock in an underwritten public offering at $6.00 per share. On February 14, 2002, we sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter’s exercise of their over-allotment option at $6.00 per share. In connection with these sales, we received net proceeds of approximately $63.9 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.4 million was used for general corporate purposes.

On May 30, 2002, we sold 12,000,000 shares of Class A common stock in an underwritten public offering at $8.75 per share. In connection with this sale, we received net proceeds of approximately $99.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $50.0 million from this offering were used to pay down term loans. The remaining $49.2 million will be used for general corporate purposes.

As of June 30, 2002, our total debt consisted of $273.5 million of borrowings, which was comprised of $165.0 million of senior subordinated notes, $36.2 million in a term loan, $22.3 million in foreign loans and $50.0 million of convertible subordinated notes. For the three month period ended June 30, 2002, these borrowings have weighted average interest rates of 12.8%, 6.1%, 4.3% and 8.0%, respectively.

Our total potential commitments on our loans, operating leases, Intersil incentive payments and restructuring reserve as of June 30, 2002, were as follows (in thousands):

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
On balance sheet commitments:
Senior credit facilities (term loan)	$36,187	$—	$—	$36,187	$—
Senior subordinated notes	165,000	—	—	—	165,000
Convertible subordinated notes	50,000	—	—	—	50,000
Line of credit and other loans	22,296	5,596	16,700	—	—
Restructuring	1,332	1,332	—	—	—

Total on balance sheet commitments	274,815	6,928	16,700	36,187	215,000

Off balance sheet commitments:
Operating leases and rents	65,823	9,322	17,870	14,432	24,199
Contingent payments to Intersil (relating to purchase of Malaysian business)	6,934	6,934	—	—	—

Total off balance sheet commitments	72,757	16,256	17,870	14,432	24,199

Total commitments	$347,572	$23,184	$34,570	$50,619	$239,199

Our senior credit facilities contain covenants restricting our operations and require that we meet specified financial tests, including, without limitation, a minimum interest coverage ratio, a maximum senior leverage ratio and, for 2002 only, a minimum consolidated adjusted EBITDA.

Our senior credit facilities also contain certain covenants restricting our operations in conjunction with our $65.0 million private placement in June 2001. The lenders of our senior credit facilities amended the financial tests for the period July 1, 2001 through December 31, 2004.

These covenants were waived for 2002 by an amendment dated December 31, 2001 and new covenants were established for 2002 which were further modified by an amendment dated May 17, 2002. Our current covenants for 2002 are as follows: (1) a requirement to raise at least $20.0 million in junior capital by March 1, 2002, which was fulfilled by us through an underwritten public offering of our Class A common stock in January 2002 and (2) a minimum EBITDA requirement based on a rolling 12 months ending March 31, 2002, June 30, 2002 and September 30, 2002 of $30.0 million, $31.0 million and $37.0 million, respectively, with no requirement for December 31, 2002. Our actual 12 month EBITDA for the period ended June 30, 2002 was $48.4 million. There were no violations of the covenants under our senior credit facilities, as amended, through June 30, 2002.

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

Other than the covenants on the debt as discussed above, we have no performance guarantees or unconsolidated entities. Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space and additional contingent incentive payments to Intersil. Our total off-balance sheet obligations are approximately $72.8 million.

For the six month period ended June 30, 2002, cash provided by operations was $7.3 million and for the six month period ended June 30, 2001, cash used in operations was $21.0 million. Cash provided by and used in operations mainly consisted of net loss plus depreciation and amortization less changes in working capital. During the six month period ended June 30, 2002, $3.0 million and $1.4 million from extraordinary items and foreign currency loss, respectively, were added back to the net loss as these items do not require the outlay of cash. There were no comparable items in the same period in 2001.

For the six month periods ended June 30, 2002 and June 30, 2001, cash used in investing activities was $43.5 million and and $28.4 million, respectively. During the six month periods ended June 30, 2002 and 2001, $39.9 million and $25.9 million were spent on capital expenditures, respectively. During the six month periods ended June 30, 2002 and 2001, an additional $3.7 million and $3.0 million, respectively, was invested in the purchase of the Malaysian business, including purchased intellectual property.

For the six month periods ended June 30, 2002 and June 30, 2001, cash provided by financing activities was $55.6 million and $44.1 million, respectively. For the six month period ended June 30, 2002, $164.7 million was provided by the issuance of common stock and $16.7 million was provided by a bank loan and $50.0 million was provided by our revolver loan. We used $100.0 million to repay our revolver and $82.4 million to repay long-term debt. For the six month period ended June 30, 2001, $50.0 million and $15.0 million was provided by the issuance of convertible debt and senior subordinated debt, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2001. Our exposure to market risks has not changed materially since December 31, 2001.

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

Item 2.    Changes in Securities and Use of Proceeds

Not applicable

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

(a) ChipPAC’s Annual Meeting was held on May 15, 2002.

(b) The following directors were elected at the meeting:

Director’s Name	Total Shares Voting to Elect	Total Shares Voting to Withhold or Abstaining
Dennis P. McKenna	76,664,517	178,796
Edward Conard	76,676,167	167,146
Robert Conn	76,656,467	186,846
Michael A. Delaney	76,676,167	167,146
Marshal Haines	76,497,267	346,046
Douglas Norby	76,656,367	186,946
Chong Sup Park	64,178,286	12,665,027
Paul C. Schorr, IV	76,676,467	166,846

(c) Our stockholders also approved an amendment to our 2000 Employee Stock Purchase Plan to increase the number of shares of Class A common stock that may be issued under the plan by 10,000,000. Of all shares outstanding on the record date and eligible to vote, 55,624,104 were voted in favor of this proposal, 13,341,536 were voted against this proposal and 6,575 shares abstained from voting on this proposal.

Item 5.    Other Information

On May 30, 2002, we sold 12,000,000 shares of Class A common stock in an underwritten public offering based on the public offering price of $8.75 per share. In connection with this sale, we received net proceeds of approximately $99.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $50.0 million from this offering were used to pay down term loans and term delayed draw loans. The remaining $49.2 million was used for general corporate purposes.

Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger of ChipPAC, Inc., a California corporation, and ChipPAC, Inc., a Delaware corporation.**

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ChipPAC, Inc.**

3.2	Amended and Restated By-Laws of ChipPAC, Inc.**

4.1	Specimen certificate for ChipPAC, Inc. Common Stock.**

10.1
Credit Agreement, dated as of August 5, 1999, as amended and restated as of June 30, 2000, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

10.2
Guaranty, dated as of August 5, 1999, by and among ChipPAC, Inc. and certain subsidiaries of ChipPAC, Inc., in favor of Credit Suisse First Boston (incorporated by reference to Exhibit 4.5 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.3
Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.3.1
Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A.(incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.4
Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc., the Hyundai Stockholders (as defined therein), the Bain Stockholders (as defined therein), the SXI Stockholders (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.4.1
Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

10.4.2
Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

10.4.3
Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein).**

10.5
Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.6	Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.6.1	Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.6.2	Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.7
Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

Exhibit No.	Description

10.8	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

10.9	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.10	Patent Sublicense Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.*

10.11	TCC License Agreement, dated December 22, 1998, between Tessera Inc., the Tessera Affiliates (as defined therein), ChipPAC, Inc. and the Licensee Affiliates (as defined therein).+*

10.11.1	Letter Agreement, dated July 15, 1999, by and among ChipPAC, Inc., Hyundai Electronics America, ChipPAC Limited and Tessera, Inc.*

10.12	Materials Agreement, dated as of July 1, 1999, by and between ChipPAC Limited and Intel Corporation.+*

10.13	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*++

10.14	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.15	ChipPAC, Inc. 2000 Equity Incentive Plan.**

10.16	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**

10.17.1	Form of Key Employee Purchased Stock Agreement.*

10.17.2	Form of Key Employee Purchased Stock Agreement (with Loan).*

10.18	Form of Employee Restricted Stock Agreement.*

10.19	Form of Directors Tranche I Stock Option Agreement.*

10.20	Form of Employees Tranche I Stock Option Agreement.*

10.21	Form of Tranche II Stock Option Agreement.*

10.22	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.23	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.24	12.75% Senior Subordinated Notes Due 2009.*

10.25	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

Exhibit No.	Description

10.26	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.27	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.28	Shareholders Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., the Bain Group (as defined therein), the SXI Group (as defined therein) and Sapphire Worldwide Investments, Inc.**

10.29	Class A Common Stock Purchase Agreement, dated as of July 13, 2000, by and between ChipPAC, Inc. and Qualcomm Incorporated.**

10.30	Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

10.31	Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

10.32
Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).

10.33
Employment letter agreement, dated as of March 18, 1998 between ChipPAC, Inc. and Gregory Bronzovic (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000) .

10.34
Employment letter agreement, dated as of October 4, 2000 between ChipPAC, Inc. and Richard Freeman (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.35
Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.36
Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.37
Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.38
Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.39
Patent and Technology License Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries, Co., Ltd. and ChipPAC Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.40
License Agreement, dated as of February 1, 2001, by and between ChipPAC, Inc. and LSI Logic Corporation (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.41
License Agreement, dated as of February 10, 2001, by and between ChipPAC, Inc. and LSI Logic Corporation (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.42
License Agreement, dated as of August 27, 2001, by and between ChipPAC, Inc. and Fujitsu Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

Exhibit No.	Description

10.43
Amendment to License Agreement, dated as of March 5, 2002, by and between ChipPAC, Inc. and Fujitsu Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.44
License Agreement, dated as of September 8, 1999, by and between ChipPAC Ltd. and LSI Logic Corporation (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.45
Assembly/Final Test Subcontract Agreement, dated as of January 1, 2002, by and between ChipPAC Ltd. and its affiliates and Fairchild Semiconductor Corporation and its affiliates (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

21.1
Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd.

99.1	Risk Factors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).
**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).
+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b) Reports on Form 8-K.

On May 15, 2002, we filed a Current Report on Form 8-K regarding financial guidance for the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of August 14, 2002.

CHIPPAC, INC. (Registrant)

/S/ DENNIS MCKENNA
Dennis McKenna Chief Executive Officer

/s/ ROBERT KRAKAUER
Robert Krakauer Chief Financial Officer

/s/ MICHAEL G. POTTER
Michael G. Potter Controller and Principal Accounting Officer