Form 10-Q
period 2002-09-30
CHIPPAC INC
filed 2002-11-13
CIK 1093779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 1, 2002
Class A common stock, $.01 par value	94,030,906
Class B common stock, $.01 par value	None

ChipPAC, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$96,337	$41,872
Accounts receivable, less allowance for doubtful accounts of $384 and $449	37,883	32,034
Inventories	16,033	12,481
Prepaid expenses and other current assets	6,102	4,515

Total current assets	156,355	90,902
Property, plant and equipment, net	328,596	304,650
Other assets	34,528	35,163

Total assets	$519,479	$430,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving loans	$50,000	$50,000
Accounts payable	35,066	31,045
Accrued expenses and other current liabilities	27,811	27,838

Total current liabilities	112,877	108,883
Long-term debt	217,887	283,627
Convertible subordinated note	50,000	50,000
Other long-term liabilities	16,227	11,431

Total liabilities	396,991	453,941

Stockholders’ equity (deficit):
Common stock, Class A—par value $0.01 per share; 250,000,000 shares authorized, 94,024,000 and 69,404,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	940	694
Common stock, Class B—par value $0.01 per share; 250,000,000 shares authorized, no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Additional paid in capital	276,878	110,043
Receivable from stockholders	(480)	(985)
Accumulated other comprehensive income	9,169	9,169
Accumulated deficit	(164,019)	(142,147)

Total stockholders’ equity (deficit)	122,488	(23,226)

Total liabilities and stockholders’ equity (deficit)	$519,479	$430,715

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$94,659	$74,662	$270,958	$251,894
Cost of revenue	78,699	72,637	227,679	226,688

Gross profit	15,960	2,025	43,279	25,206

Operating expenses:
Selling, general and administrative	9,362	5,877	28,982	22,639
Research and development	2,550	3,333	7,258	10,683
Restructuring and other charges	—	—	—	2,962

Total operating expenses	11,912	9,210	36,240	36,284

Operating income (loss)	4,048	(7,185)	7,039	(11,078)
Non-operating (income) expenses:
Interest expense	7,691	9,445	24,479	27,733
Interest income	(242)	(167)	(455)	(389)
Foreign currency (gains) losses	(547)	16	860	(239)
Other income, net	(175)	(38)	(478)	(267)

Total non-operating expenses	6,727	9,256	24,406	26,838

Loss before income taxes	(2,679)	(16,441)	(17,367)	(37,916)
Provision for (benefit from) income taxes	500	—	1,500	(4,295)
Loss before extraordinary item	(3,179)	(16,441)	(18,867)	(33,621)

Loss from early extinguishment of debt, net of related income tax of $0	—	—	3,005	—

Net loss	$(3,179)	$(16,441)	$(21,872)	$(33,621)

Loss per share before extraordinary item
Basic	$(0.03)	$(0.24)	$(0.22)	$(0.49)
Diluted	$(0.03)	$(0.24)	$(0.22)	$(0.49)
Extraordinary item
Basic	$—	$—	$(0.04)	$—
Diluted	$—	$—	$(0.04)	$—
Net loss per share
Basic	$(0.03)	$(0.24)	$(0.26)	$(0.49)
Diluted	$(0.03)	$(0.24)	$(0.26)	$(0.49)
Weighted average shares used in per share calculation:
Basic	93,421	68,889	85,166	68,714
Diluted	93,421	68,889	85,166	68,714

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(21,872)	$(33,621)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	42,947	44,177
Amortization of debt issuance cost	1,832	1,522
Loss from early debt extinguishment	3,005	—
Foreign currency (gains) losses	860	(239)
(Gain) loss on sale of equipment	(65)	20
Changes in assets and liabilities:
Accounts receivable	(5,849)	11,685
Inventories	(3,552)	10,333
Prepaid expenses and other current assets	(1,587)	(7,320)
Other assets	(7,401)	—
Accounts payable	4,021	(26,095)
Accrued expenses and other current liabilities	(27)	(19,953)
Other long-term liabilities	4,796	159

Net cash provided by (used) in operating activities	17,108	(19,332)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(57,999)	(33,976)
Proceeds from sale of equipment	86	532
Malaysian acquisition, net of cash and cash equivalents acquired	(5,873)	(4,546)

Net cash used in investing activities	(63,786)	(37,990)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	105,596	14,179
Repayment of revolving loans and other line of credit	(105,596)	—
Proceeds from other loans	16,700	60,703
Debt issuance cost	(703)	—
Repayment of long-term debt	(82,440)	(14,773)
Repayment of notes from stockholders	505	—
Proceeds from common stock issuance	167,105	4,271
Repurchase of non vested early exercise of stock options	(24)	—

Net cash provided by financing activities	101,143	64,380

Net increase (decrease) in cash	54,465	7,058
Cash and cash equivalents at beginning of period	41,872	18,850

Cash and cash equivalents at end of period	$96,337	$25,908

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2002
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

The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year which ends on December 31, 2002. The interim period ended on September 29, 2002, the Sunday nearest September 30th.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the Company has to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item and show it within income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter of fiscal year 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

ChipPAC, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2002
(Unaudited)

Basis of Presentation

The financial statements have been prepared on a consolidated basis. The condensed consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Note 2:    Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$12,392	$7,949
Work in process	3,058	3,080
Finished goods	583	1,452

	$16,033	$12,481

Other assets were comprised of the following (in thousands):

	September 30, 2002	December 31, 2001
Deposits	$5,592	$1,603
Long-term employee loans	792	652
Debt issuance costs, net of amortization of $5,495 and $7,226	10,581	14,715
Intangible assets, net of amortization of $15,776 and $12,015	17,540	18,038
Other	23	155

	$34,528	$35,163

Intangible assets balances as of September 30, 2002 are summarized as follows (in thousands):

	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$15,182	$4,431	$10,751
Software and software development	13,787	7,853	5,934
Licenses	4,347	3,492	855

	$33,316	$15,776	$17,540

Amortization expense for intangible assets is summarized as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Intellectual property	$535	$495
Software and software development	659	597
Licenses	134	778

	$1,328	$1,870

Intangible assets are being amortized over estimated useful lives of three to seven years. Estimated future amortization expense is as follows (in thousands):

October 1, 2002 to December 31, 2002	$1,181
2003	4,911
2004	4,029
2005	3,979
2006	2,353
2007	1,087
Thereafter	—

Total	$17,540

Accrued expenses and other liabilities were comprised of the following (in thousands):

	September 30, 2002	December 31, 2001
Payroll and related items	$15,651	$9,696
Interest payable	4,791	10,954
Restructuring reserve	1,332	1,632
Other expenses	6,037	5,556

	$27,811	$27,838

In the first and fourth quarters of 2001, ChipPAC’s management approved restructuring plans to realign its organization and reduce operating costs. These actions were designed to better align ChipPAC’s workforce and to reduce operating expenses. These plans were a combination of reductions in work force and employee furloughs. Accordingly, ChipPAC planned to reduce associated employee positions by approximately 554 and 197 worldwide in connection with the first and fourth quarter plans, respectively. Restructuring and related charges of $3.0 million and $3.3 million were expensed during the first and fourth quarters of 2001, respectively. The entire first quarter charge of $3.0 million was related to employee separations and furloughs. The fourth quarter charge was comprised of $1.8 million related to employee separations and $1.5 million of other charges for the forgiveness of loans to executive officers. During the quarter ended March 31, 2002, the Company utilized $0.3 million of the restructuring accrual and completed another 14 of the planned 751 employee separations. There were no changes to the components of accrued restructuring costs and amounts charged for restructuring during the quarters ended June 30, 2002 and September 30, 2002. Cumulatively, the Company has completed 568 of the planned 751 employee separations. ChipPAC expects to substantially complete the initiatives contemplated under the restructuring plans by December 31, 2002. The details of the accrued restructuring costs as of September 30, 2002 were as follows (in thousands):

	Beginning Accrual	Utilization	December 31, 2001	Utilization	September 30, 2002
Employee separations	$4,732	$(3,100)	$1,632	$(300)	$1,332

Note 3:    Line of credit and Other Bank Borrowings

Line of Credit

The Company has a revolving line of credit under our existing senior credit facilities for $50.0 million, of which the entire $50.0 million was outstanding as of September 30, 2002. In October 2002, the entire $50.0 million was repaid and the entire revolving line of credit is available for usage. In addition, the Korean subsidiary has established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $10.2 million and $8.0 million, respectively. As of September 30, 2002, the Company had no outstanding borrowings against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank, respectively, for the continued use of the credit line facility. The Company also has a line of credit available with Southern Bank Bhd. for $0.5 million. There were no outstanding borrowings on this credit line as of September 30, 2002.

Other Bank Borrowings

The Company established a loan with Cho Hung Bank in 2002 providing for a loan of $16.7 million utilized for general corporate purposes. As of September 30, 2002, $16.7 million remained outstanding under the loan with an interest rate of 4.6%. The loan has a maturity date of April 22, 2004.

Note 4:    Common Stock Offering

On January 30, 2002, the Company sold 10,000,000 shares of Class A common stock in an underwritten public offering for $6.00 per share. On February 14, 2002, the Company sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter’s exercise of their over-allotment option for $6.00 per share. In connection with these sales, the Company received net proceeds of approximately $63.9 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.5 million was used for general corporate purposes.

On May 30, 2002, the Company sold 12,000,000 shares of Class A common stock in an underwritten public offering for $8.75 per share. In connection with these sales, the Company received net proceeds of approximately $99.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $50.0 million from this offering were used to pay down term loans and revolving loans. The remaining $49.2 million was used for general corporate purposes.

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

In June 2002, the Company utilized $50.0 million of the public offering proceeds to extinguish term loan A and the capital expenditure loan and substantially pay down term loan B under its senior credit facility. As a result, capitalized debt issuance costs of $3.0 million were written off and the expense is included in the results for the nine month period ended September 30, 2002 as an extraordinary item with no comparable results for the same period in 2001. There was no tax benefit for the write off because the costs were written off in a tax jurisdiction that provides no such benefit.

Note 5:    Acquisition of Malaysian Business

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia, along with related intellectual property for approximately $71.5 million in cash and preferred stock.

The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller’s packaging business. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil were to achieve all of the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the quarter ended September 30, 2002, the Company paid $1.7 million relating to the achievement of milestones and cumulatively $12.7 million of contingent incentive payments have been paid since the acquisition. Additionally, in 2001, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business. As of September 30, 2002, deferred tax of $4.0 million has been recorded on all of these adjustments. This resulted in a further increase in non-current assets. These payments increased the effective purchase price and were allocated to non-current assets.

There was no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $56.2 million as of July 1, 2000. This amount reduced by the additional contingent incentive payments made as of September 30, 2002 have been allocated in full to non-current assets as summarized below:

Non-current assets	Estimated Fair Value	Excess of Fair Value of Acquired Net Assets Over Cost	Total Additional Purchase Price	Adjusted Fair Value
	(in millions)
Land and buildings	$27.9	$(11.1)	$3.9	$20.7
Plant and equipment	93.9	(36.9)	13.0	70.0
Intellectual property	20.9	(8.2)	2.2	14.9

	$142.7	$(56.2)	$19.1	$105.6

Note 6:    Earnings Per Share

SFAS No. 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of shares of common stock and all potentially dilutive shares of common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes.

As of September 30, 2002, there were options outstanding to purchase 6.5 million shares of Class A common stock with a weighted average exercise price of $4.13, which could potentially dilute basic EPS in the future, but were not included in diluted EPS as their effect would have been antidilutive. The Company also has outstanding the $50.0 million convertible subordinated notes which are convertible into approximately 5.0 million shares of Class A common stock at $9.96 per share but were not included in diluted EPS as their effect would also have been antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

	(In thousands, except per share amounts)
Basic EPS:
Loss before extraordinary item	$(3,179)	93,421	$(0.03)	$(16,441)	68,889	$(0.24)
Extraordinary item	—	—	—	—	—	—
Net loss per share	$(3,179)	93,421	$(0.03)	$(16,441)	68,889	$(0.24)
Diluted EPS:
Loss before extraordinary item	$(3,179)	93,421	$(0.03)	$(16,441)	68,889	$(0.24)
Extraordinary item	—	—	—	—	—	—
Net loss per share	$(3,179)	93,421	$(0.03)	$(16,441)	68,889	$(0.24)

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Loss before extraordinary item	$(18,867)	85,166	$(0.22)	$(33,621)	68,714	$(0.49)
Extraordinary item	(3,005)	85,166	(0.04)	—	—	—
Net loss per share	$(21,872)	85,166	$(0.26)	$(33,621)	68,714	$(0.49)
Diluted EPS:
Loss before extraordinary item	$(18,867)	85,166	$(0.22)	$(33,621)	68,714	$(0.49)
Extraordinary item	(3,005)	85,166	(0.04)	—	—	—
Net loss per share	$(21,872)	85,166	$(0.26)	$(33,621)	68,714	$(0.49)

Note 7:    Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Company’s stock option and purchase plan activity. If compensation expense had been determined based on the grant date fair value for awards during the nine month period ended September 30, 2002, in accordance with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

Nine months ended September 30, 2002 (In thousands, except per share amounts)
Net loss as reported	$(21,872)
Pro forma net loss	(25,650)
Loss per share as reported:
Basic	$(0.26)
Diluted	$(0.26)
Pro forma loss per share:
Basic	$(0.30)
Diluted	$(0.30)

In calculating pro forma compensation, the fair value of each stock option and stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Employee Stock Options September 30. 2002	Employee Stock Purchase Plan September 30, 2002
Dividend yield	None	None
Volatility	53.3%	53.3%
Risk-free interest rate	3.68%	2.29%
Expected lives (in years)	2–4	0.5

Note 8:    Contingent Liabilities

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia, along with related intellectual property for approximately $71.5 million in cash and preferred stock.

The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller’s packaging business, previously subcontracted by Intersil to third parties, to the Company. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil were to achieve all of the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the quarter ended September 30, 2002, the Company paid $1.7 million relating to the achievement of milestones and cumulatively $12.7 million of contingent incentive payments have been paid since the acquisition. These payments increased the effective purchase price and were allocated to non-current assets.

During the quarter ended June 30, 2002, an assessment of approximately $13.2 million was made by the Korean National Tax Administration (“NTA”) relating to withholding tax not collected and remitted related to the loan between our subsidiaries in Korea and Hungary. There were no further assessments made during the quarter ended September 30, 2002. Withholding on the transactions in question is not required by the prevailing tax treaty. The Company appealed the assessment through the Mutual Agreement Procedure (“MAP”) and believes that the assessment will be overturned. As of September 30, 2002, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the MAP. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. The Company complied with the guarantee request on August 1, 2002.

Note 9:    Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

In connection with the recapitalization, in August 1999, ChipPAC International Company Limited, (“CP Int’l”), issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. (“CPI”) and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited (“CPK”), ChipPAC Malaysia Sdn. Bhd. (“CPM”), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are wholly-owned direct or indirect subsidiaries of CPI. ChipPAC Shanghai Limited (“CPS”) did not provide guarantees (the “Non-Guarantor Subsidiary”). The following is consolidated financial information for CP Int’l CPI, and CPK, CPS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries.

ChipPAC, Inc.
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2002
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,603	$50,243	$16,539	$1,952	$—	$96,337
Intercompany accounts receivable	203,649	72,175	21,771	19,837	(317,432)	—
Accounts receivable, net	18	2	37,799	64	—	37,883
Inventories	—	—	12,286	3,747	—	16,033
Prepaid expenses and other current assets	928	38	3,963	1,173	—	6,102

Total current assets	232,198	122,458	92,358	26,773	(317,432)	156,355
Property, plant and equipment, net	5,521	3,717	216,422	102,936	—	328,596
Intercompany loans receivable	—	352,500	—	—	(352,500)	—
Investment in subsidiaries	(60,364)	—	59,107	—	1,257	—
Other assets	3,700	7,766	22,418	644	—	34,528

Total assets	$181,055	$486,441	$390,305	$130,353	$(668,675)	$519,479

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Intercompany accounts payable	$533	$160,090	$133,172	$23,638	$(317,433)	$—
Revolving loans	—	50,000	—	—	—	50,000
Accounts payable	2,071	57	24,657	8,281	—	35,066
Accrued expenses and other current liabilities	5,963	4,065	10,702	7,081	—	27,811
Current portion of long-term debt	—	—	—	—	—	—

Total current liabilities	8,567	214,212	168,531	39,000	(317,433)	112,877
Long-term debt, less current portion	—	201,187	16,700	—	—	217,887
Convertible subordinated note	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	318,500	34,000	(352,500)	—
Other long-term liabilities	—	—	16,227	—	—	16,227

Total liabilities	58,567	415,399	519,958	73,000	(669,933)	396,991

Stockholders’ equity (deficit):
Common stock	940	—	—	—	—	940
Additional paid in capital	276,878	81,689	20,692	115,093	(217,474)	276,878
Receivable from stockholders	(480)	—	—	—	—	(480)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(164,019)	(10,647)	(159,050)	(58,204)	227,901	(164,019)

Total stockholders’ equity (deficit)	122,488	71,042	(129,653)	57,353	1,258	122,488

Total liabilities and stockholders’ equity (deficit)	$181,055	$486,441	$390,305	$130,353	$(668,675)	$519,479

ChipPAC, Inc.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$21,067	$200	$—	$51,080	$(72,347)	$—
Customer revenue	—	—	270,703	255	—	270,958

	21,067	200	270,703	51,335	(72,347)	270,958
Cost of revenue	—	120	253,259	46,647	(72,347)	227,679

Gross profit	21,067	80	17,444	4,688	—	43,279
Operating expenses:
Selling, general and administrative	17,613	233	8,261	2,875	—	28,982
Research and development	1,957	—	5,301	—	—	7,258

Total operating expenses	19,570	233	13,562	2,875	—	36,240

Operating income (loss)	1,497	(153)	3,882	1,813	—	7,039
Non-operating (income) expenses
Inter-company interest expense	—	—	21,254	2,510	(23,764)	—
Interest expense	3,300	20,724	455	—	—	24,479
Interest income	(291)	(22)	(123)	(19)	—	(455)
Inter-company interest income	—	(23,677)	(87)	—	23,764	—
Loss from investment in subsidiaries	20,362	—	809	—	(21,171)	—
Foreign currency loss	—	—	815	45	—	860
Other (income) expenses, net	(5)	—	(284)	(189)	—	(478)

Total non-operating (income) expenses	23,366	(2,975)	22,839	2,347	(21,171)	24,406

Income (loss) before income taxes and extraordinary item	(21,869)	2,822	(18,957)	(534)	21,171	(17,367)
Provision for income taxes	3	122	1,100	275	—	1,500

Income (loss) before extraordinary item	(21,872)	2,700	(20,057)	(809)	21,171	(18,867)
Extraordinary item	—	3,005	—	—	—	3,005

Net loss	$(21,872)	$(305)	$(20,057)	$(809)	$21,171	$(21,872)

ChipPAC, Inc.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(21,872)	$(305)	$(20,057)	$(809)	$21,171	$(21,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,170	120	31,827	9,830	—	42,947
Amortization of debt issuance cost	140	1,692	—	—	—	1,832
Non-operating early debt extinguishment loss	—	3,005	—	—	—	3,005
Foreign currency (gains) loss	—	—	815	45	—	860
(Gain) loss on sale of equipment	—	—	(78)	13	—	(65)
Equity income from investment in subsidiaries	20,362	—	809	—	(21,171)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(144,546)	13,682	(1,422)	(7,671)	139,957	—
Accounts receivable	13	9	(5,838)	(33)	—	(5,849)
Inventories	—	—	(2,604)	(948)	—	(3,552)
Prepaid expenses and other current assets	(535)	(38)	(435)	(579)	—	(1,587)
Other assets	(95)	(65)	(6,588)	(653)	—	(7,401)
Intercompany accounts payable	510	110,072	26,975	2,400	(139,957)	—
Accounts payable	(109)	(691)	3,041	1,780	—	4,021
Accrued expenses and other current liabilities	3,203	(7,351)	2,873	1,248	—	(27)
Other long-term liabilities	—	—	4,796	—	—	4,796

Net cash provided by (used in) operating activities	(141,759)	120,130	34,114	4,623	—	17,108

Cash flows from investing activities:
Acquisition of property, plant and equipment	(66)	(3,837)	(41,920)	(12,176)	—	(57,999)
Proceeds from sale of equipment	—	—	86	—	—	86
Malaysian acquisition, net of cash and cash equivalent acquired	—	—	(5,873)	—	—	(5,873)
Investment in subsidiaries	—	—	(7,507)	—	7,507	—

Net cash used in investing activities	(66)	(3,837)	(55,214)	(12,176)	7,507	(63,786)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	—	100,000	5,596	—	—	105,596
Repayment of revolving loans and other line of credit	—	(100,000)	(5,596)	—	—	(105,596)
Proceeds from long-term debt	—	—	16,700	—	—	16,700
Intercompany loan payments	—	—	—	7,507	(7,507)	—
Debt issuance costs	—	(703)	—	—	—	(703)
Repayment of long-term debt	—	(82,440)	—	—	—	(82,440)
Repayment of notes from stockholders	505	—	—	—	—	505
Proceeds from common stock issuance	167,105	—	—	—	—	167,105
Repurchase of non vested early exercise of stock options	(24)	—	—	—	—	(24)

Net cash provided by (used in) financing activities	167,586	(83,143)	16,700	7,507	(7,507)	101,143

Net increase (decrease) in cash	25,761	33,150	(4,400)	(46)	—	54,465
Cash and cash equivalents at beginning of period	1,842	17,093	20,939	1,998	—	41,872

Cash and cash equivalents at end of period	$27,603	$50,243	$16,539	$1,952	$—	$96,337

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

ChipPAC, Inc.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2001
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$18,427	$—	$—	$41,800	$(60,227)	$—
Customer revenue	—	—	251,891	3	—	251,894

	18,427	—	251,891	41,803	(60,227)	251,894
Cost of revenue	—	—	247,847	39,068	(60,227)	226,688

Gross profit	18,427	—	4,044	2,735	—	25,206
Operating expenses:
Selling, general and administrative	13,740	198	9,063	2,600	—	25,601
Research and development	3,370	—	7,313	—	—	10,683

Total operating expenses	17,110	198	16,376	2,600	—	36,284

Operating income (loss)	1,317	(198)	(12,332)	135	—	(11,078)
Non-operating (income) expenses
Interest expense	—	27,732	23,298	2,580	(25,877)	27,733
Interest income	(33)	(25,752)	(372)	(109)	25,877	(389)
(Income) loss from investment in subsidiaries	34,914	—	2,367	—	(37,281)	—
Foreign currency gains	—	—	(254)	15	—	(239)
Other (income) expenses, net	(56)	—	(227)	16	—	(267)

Total non-operating expense	34,825	1,980	24,812	2,502	(37,281)	26,838

Loss before income taxes	33,508	2,178	37,144	2,367	(37,281)	37,916
Provision for (benefit from) income taxes	113	371	(4,779)	—	—	(4,295)

Net loss	$33,621	$2,549	$32,365	$2,367	$(37,281)	$33,621

ChipPAC, Inc.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001
(In thousands)
(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non-Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(33,621)	$(2,549)	$(32,365)	$(2,367)	$37,281	$(33,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,362	—	35,622	7,193	—	44,177
Amortization of debt issuance cost	—	1,522	—	—	—	1,522
Foreign currency (gains) loss	—	—	(256)	17	—	(239)
Loss on sale of equipment	—	—	18	2	—	20
Changes in assets and liabilities:
Intercompany accounts receivable	(3,713)	(39,072)	5,289	(7,593)	45,089	—
Accounts receivable	7	(12)	11,670	20	—	11,685
Inventories	—	—	10,110	223	—	10,333
Prepaid expenses and other current assets	143	—	(8,609)	1,146	—	(7,320)
Intercompany accounts payable	21	1,717	45,955	(2,604)	(45,089)	—
Accounts payable	(26)	55	(27,452)	1,328	—	(26,095)
Accrued expenses and other current liabilities	(362)	9,504	(29,702)	607	—	(19,953)
Other long-term liabilities	666	—	—	(507)	—	159

Net cash provided by (used in) operating activities	(35,523)	(28,835)	10,280	(2,535)	37,281	(19,332)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,860)	—	(21,034)	(9,082)	—	(33,976)
Proceeds from sale of equipment	2,129	—	(1,743)	146	—	532
Malaysian acquisition, net of cash and cash equivalents acquired	(4,546)	—	—	—	—	(4,546)
Investment in subsidiaries	39,059	—	(1,778)	—	(37,281)	—

Net cash provided by (used in) investing activities	32,782	—	(24,555)	(8,936)	(37,281)	(37,990)

Cash flows from financing activities:
Advances to affiliates	(19,341)	6,479	3,427	9,435	—	—
Proceeds from revolving loans	18,714	(4,533)	—	(2)	—	14,179
Net proceeds from debt issuance	—	60,703	—	—	—	60,703
Repayment of long-term debt	—	(14,773)	—	—	—	(14,773)
Proceeds from common stock issuance	4,271	—	—	—	—	4,271

Net cash provided by financing activities	3,644	47,876	3,427	9,433	—	64,380

Net increase (decrease) in cash	903	19,041	(10,848)	(2,038)	—	7,058
Cash and cash equivalents at beginning of period	181	(711)	15,321	4,059	—	18,850

Cash and cash equivalents at end of period	$1,084	$18,330	$4,473	$2,021	$—	$25,908

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to ChipPAC’s fiscal quarters ended September 30, 2002 and September 30, 2001, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2001 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Results of Operations

Three and nine month periods ended September 30, 2002 compared to three and nine month periods ended September 30, 2001

Revenue.    Revenue was $94.7 million and $271.0 million in the three and nine month periods ended September 30, 2002, respectively, an increase of 26.8% and 7.6% compared to the three and nine month periods ended September 30, 2001, respectively. The increase in revenue is primarily due to growth in our Laminate and Test product lines as a result of a combination of higher end-market demand for our customers’ products and new customer and program wins since the same period last year. Unit volumes for the three and nine month periods ended September 30, 2002, increased 7.5% and 12.5% versus the prior year.

Gross Profit.    Gross profit during the three and nine month periods ended September 30, 2002 was $16.0 million and $43.3 million, respectively, an increase of 688.1% and 71.7% compared to the three and nine month periods ended September 30, 2001, respectively. Gross margin as a percent of revenue was 16.9% and 16.0% in the three and nine month periods ended September 30, 2002, as compared to 2.7% and 10.0% in the three month and nine month periods ended September 30, 2001. For the nine month period ended September 30, 2001, gross profit declined primarily as a result of lower end-market demand leading to lower equipment utilization as well as lower average selling prices. The actions taken by us, including reductions in work force and tight cost controls coupled with increased unit volume and higher equipment utilization contributed to the increased gross profit realized for the nine month period ended September 30, 2002. These results were reduced by the effect of higher gold prices and the appreciation of the South Korean Won against the United States Dollar when compared to the same periods in 2001 and a one-time payment to unionized employees in our South Korean plant in the nine month period ended September 30, 2002 with no comparable payment in 2001. Overall equipment utilization was approximately 63.0% for the three month period ended September 30, 2002 as compared to 55.0% in the same period in 2001.

Selling, General, and Administrative.    Selling, general and administrative expenses were $9.4 million and $29.0 million for the three and nine month periods ended September 30, 2002, respectively, which is an increase of 59.3% and 28.0% compared to the three and nine month periods ended September 30, 2001, respectively. The increase in expenses for the three month period was due to significant cost curtailments in the same period in 2001 that were not repeated in 2002. These included mandatory shut-down days, salary reductions, travel restrictions, and deferment of expenditures where the timing could be affected. In addition, we incurred additional expense for our various incentive programs for employees as a result of our improved results in the three and nine month periods ended September 30, 2002 compared to the same periods in 2001.

Research and Development.    Research and development expenses for the three and nine month periods ended September 30, 2002 were $2.6 million and $7.3 million, respectively, a decrease of 23.5% and 32.1% from the three and nine month periods ended September 30, 2001, respectively. Although we increased the number of research and development employees and internal resources in the three and nine month periods ended September 30, 2002 compared to the same periods in 2001, we were engaged in a significant project that required external spending during the 2001 periods. A comparable level of external spending was not required in the three and nine month periods ended September 30, 2002.

Restructuring and Other Costs.    We recorded expenses associated with reduction in work force and employee furlough costs of $3.0 million in the nine month period ended September 30, 2001 with no comparable costs in 2002.

Interest Expense.    Total outstanding interest-bearing debt decreased to $317.9 million at September 30, 2002 compared to $362.0 million at September 30, 2001. The decrease in debt outstanding of $44.1 million from September 30, 2001 to September 30, 2002, was due to pay down of our term loans in the amount of $82.4 million, offset by an increase of our revolving line of credit of $21.6 million and an increase in foreign loans of $16.7 million. The decrease in debt was funded by our January 2002 and May 2002 public offerings. Related interest expense was $7.7 million and $24.5 million, for the three and nine month periods ended September 30, 2002, respectively, a decrease of 18.6% and 11.7% compared to the same periods ended September 30, 2001, respectively. The reduction in interest expense was due to reduced interest rates on our borrowings and reduced debt levels.

Foreign Currency Losses.    Net foreign currency gains were $0.5 million for the three month period ended September 30, 2002 and represented a $0.6 million increase from the same period in 2001, as compared to a net foreign currency loss for the nine month period ended September 30, 2002 of $0.9 million, which represents an increased loss of $1.1 million from the same period in 2001. These non-cash losses were primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term severance benefits payable to our South Korean employees in Korean Won.

Income Taxes.    Global Income tax expenses were $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2002, respectively and we recorded a tax benefit of $ 0.0 and $4.3 million for the three and nine month periods ended September 30, 2001, respectively. In the fourth quarter of 2001, we recorded a valuation reserve that reversed previously recorded benefits in 2001 and previous years. We have a mix of tax rates across the various jurisdictions in which we do business, and our current estimated expense for 2002 is $2.0 million with $1.5 million recognized in the nine month period ended September 30, 2002. This estimate does not take into account any future benefit from loss carryforwards, which we may realize once we again achieve profitability.

Extraordinary Item.    A portion of the proceeds from our May 2002 public offering was used to extinguish term loan A and our capital expenditure loan and substantially pay down term loan B under our senior credit facilities. As a result, capitalized debt issuance costs of $3.0 million were written off and the charge was included in the results for the nine month period ended September 30, 2002 with no comparable results for the same period in 2001. There was no tax benefit for the write off because the costs were written off in a tax jurisdiction that provides no such benefit.

Net Loss.    As a result of the items above, net loss decreased to $3.2 million for the three months ended September 30, 2002, compared to net loss of $16.4 million for the three months ended September 30, 2001. Net loss decreased to $21.9 million for the nine months ended September 30, 2002, which includes an extraordinary loss of $3.0 million, as compared to $33.6 million for the nine months ended September 30, 2001.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2001. Critical accounting policies affecting us have not changed materially since December 31, 2001.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $18.1 million and $58.0 million on capital expenditures during the three and nine month periods ended September 30, 2002, respectively, compared to $25.3 and $36.4 million in capital expenditures during the three and nine month periods ended September 30, 2001, respectively.

The terms of the acquisition of the Malaysian business require contingent incentive payments up to a maximum of $17.9 million through June 30, 2003. During the quarter ended September 30, 2002, we have paid $1.7 million relating to contingent incentive payments and cumulatively we have paid Intersil $12.7 million under this arrangement.

On January 30, 2002, we sold 10,000,000 shares of Class A common stock in an underwritten public offering for $6.00 per share. On February 14, 2002, we sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter’s exercise of their over-allotment option at the public offering price for $6.00 per share. In connection with these sales, we received net proceeds of approximately $63.9 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.5 million was used for general corporate purposes.

On May 30, 2002, we sold 12,000,000 shares of Class A common stock in an underwritten public offering for $8.75 per share. In connection with these sales, we received net proceeds of approximately $99.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $50.0 million from this offering were used to pay down term loans. The remaining $49.2 million was used for general corporate purposes.

As of September 30, 2002, our total debt consisted of $317.9 million of borrowings, which was comprised of $165.0 million of senior subordinated notes, $36.2 million in term loans, $50.0 million in revolving loans, $16.7 million in foreign loans and $50.0 million of convertible subordinated notes. For the three month period ended September 30, 2002, these borrowings have weighted average interest rates of 12.8%, 6.1%, 7.3%, 4.3% and 8.0%, respectively.

Our total potential commitments on our loans, operating leases, Intersil incentive payments and restructuring reserve as of September 30, 2002, were as follows (in thousands):

	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
On balance sheet commitments:
Senior credit facilities (term loan)	$36,187	$—	$—	$36,187	$—
Senior subordinated notes	165,000	—	—	—	165,000
Convertible subordinated notes	50,000	—	—	—	50,000
Line of credit and other loans	66,700	50,000	16,700	—	—
Restructuring	1,332	1,332	—	—	—

Total on balance sheet commitments	319,219	51,332	16,700	36,187	215,000

Off balance sheet commitments:
Operating leases and rents	58,112	11,129	20,993	7,095	18,895
Contingent payments to Intersil (relating to purchase of Malaysian business)	5,205	5,205	—	—	—

Total off balance sheet commitments	63,317	16,334	20,993	7,095	18,895

Total commitments	$382,536	$67,666	$37,693	$43,282	$233,895

Our senior credit facilities, as amended, contain covenants restricting our operations and requiring that we meet specified financial tests. Our current financial tests for 2002 are as follows: (1) a requirement to raise at least $20.0 million in junior capital by March 1, 2002, which was fulfilled by us through an underwritten public offering of our Class A common stock in January 2002 and (2) a minimum EBITDA requirement based on a rolling 12 months ending June 30, 2002 and September 30, 2002, of $31.0 million and $37.0 million, respectively, with no requirement for December 31, 2002. Our actual 12 month EBITDA for the period ended September 30, 2002 was $59.0 million. There were no violations of the covenants under our senior credit facilities, as amended, through September 30, 2002. Beginning with the quarter ending December 31, 2002, the financial covenants will consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12-months calculation.

During the quarter ended June 30, 2002, an assessment of approximately $13.2 million was made by the Korean National Tax Administration or NTA, relating to withholding tax not collected and remitted related to the loan between our subsidiaries in Korea and Hungary. Withholding on the transactions in question is not required by the prevailing tax treaty. There were no further assessments made during the quarter ended September 30, 2002. We have appealed the assessment through the NTA’s Mutual Agreement Procedure, or MAP, and believe that the assessment will be overturned. As of September 30, 2002, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. We complied with the guarantee request on August 1, 2002.

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

Other than the covenants on the debt as discussed above, we have no performance guarantees or unconsolidated entities. Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space and additional contingent incentive payments to Intersil. Our total off-balance sheet obligations are approximately $63.3 million.

For the nine month period ended September 30, 2002, cash provided by operations was $17.1 million and for the nine month period ended September 30, 2001, cash used in operations was $19.3 million. Cash provided by and used in operations mainly consisted of net loss plus depreciation and amortization less changes in working capital. During the nine month period ended September 30, 2002, $3.0 million, $1.8 million and $0.9 million from extraordinary items, debt issuance cost amortization and foreign currency loss, respectively, were added back to the net loss as these items do not require the outlay of cash.

For the nine month periods ended September 30, 2002 and 2001, cash used in investing activities was $63.8 million and $38.0 million, respectively. During the nine month periods ended September 30, 2002 and 2001, $58.0 million and $34.0 million were spent on capital expenditures, respectively. During the nine month periods ended September 30, 2002 and 2001, an additional $5.9 million and $4.5 million, respectively, was invested in the purchase of the Malaysian business, including purchased intellectual property.

For the nine month periods ended September 30, 2002 and 2001, cash provided by financing activities was $101.1 million and $64.4 million, respectively. For the nine month period ended September 30, 2002, $167.1 million was provided by the issuance of common stock and $16.7 million was provided by a bank loan and $100.0 million was provided by our revolver loan. We used $100.0 million to repay our revolver and $82.4 million to repay long-term debt. For the nine month period ended September 30, 2001, $50.0 million and $15.0 million was provided by the issuance of convertible debt and senior subordinated debt, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2001. Our exposure to market risks has not changed materially since December 31, 2001.

ITEM 4.    CONTROLS AND PROCEDURES

At the beginning of the third quarter, in response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented minor changes, primarily to formalize and document the procedures already in place. We have designed our disclosure controls and procedures to ensure that material information related to ChipPAC, Inc. (including our consolidated subsidiaries) is made known to our disclosure committee, including our Chief Financial Officer, General Counsel and Chief Accounting Officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures were operating effectively as designed.

We presented the results of our most recent evaluation to our Audit Committee of the Board of Directors. Based on such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company’s disclosures in its periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

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

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

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

10.3
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 13, 2001, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002 (No. 000-31173)).

10.4
Amendment No. 2 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001 (No. 000-31173)).

10.5
Amendment No. 3 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (No. 000-31173)).

10.6
Amendment No. 4 to Amended and Restated Credit Agreement, as amended, dated as of May 17, 2002 by and among ChipPAC International Company Limited, ChipPAC, Inc, the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent.

10.7
Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.7.1
Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A.(incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.8
Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc. the Hyundai Group (as defined therein), the Bain Group (as defined therein), the SXI Group (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.8.1
Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

10.8.2
Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

10.8.3
Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein).**

10.9
Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.10	Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.10.1	Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.10.2	Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11
Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.12	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

10.13	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.14	Patent Sublicense Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.*

10.15	TCC License Agreement, dated December 22, 1998, between Tessera Inc., the Tessera Affiliates (as defined therein), ChipPAC, Inc. and the Licensee Affiliates (as defined therein).+*

10.15.1	Letter Agreement, dated July 15, 1999, by and among ChipPAC, Inc., Hyundai Electronics America, ChipPAC Limited and Tessera, Inc.*

10.16	Materials Agreement, dated as of July 1, 1999, by and between ChipPAC Limited and Intel Corporation.+*

10.17	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*++

10.18	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.19	ChipPAC, Inc. 2000 Equity Incentive Plan.**

10.20	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**

10.21.1	Form of Key Employee Purchased Stock Agreement.*

10.21.2	Form of Key Employee Purchased Stock Agreement (with Loan).*

10.22	Form of Employee Restricted Stock Agreement.*

10.23	Form of Directors Tranche I Stock Option Agreement.*

10.24	Form of Employees Tranche I Stock Option Agreement.*

10.25	Form of Tranche II Stock Option Agreement.*

10.26	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.27	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.28	12.75% Senior Subordinated Notes Due 2009.*

10.29	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

10.30	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.31	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.32	Shareholders Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., the Bain Group (as defined therein), the SXI Group (as defined therein) and Sapphire Worldwide Investments, Inc.**

10.33	Class A Common Stock Purchase Agreement, dated as of July 13, 2000, by and between ChipPAC, Inc. and Qualcomm Incorporated.**

10.34	Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

10.35	Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

10.36
Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).

10.37
Employment letter agreement, dated as of March 18, 1998 between ChipPAC, Inc. and Gregory Bronzovic (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000) .

10.38
Employment letter agreement, dated as of October 4, 2000 between ChipPAC, Inc. and Richard Freeman (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.39
Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.40
Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.41
Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.42
Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.43
Patent and Technology License Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries, Co., Ltd. and ChipPAC Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.44
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

10.46
License Agreement, dated as of August 27, 2001, by and between ChipPAC, Inc. and Fujitsu Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.47
Amendment to License Agreement, dated as of March 5, 2002, by and between ChipPAC, Inc. and Fujitsu Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.48
License Agreement, dated as of September 8, 1999, by and between ChipPAC Ltd. and LSI Logic Corporation (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.49
Assembly/Final Test Subcontract Agreement, dated as of January 1, 2002, by and between ChipPAC Ltd. and its affiliates and Fairchild Semiconductor Corporation and its affiliates (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).+

21.1
Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended on June 30, 2002).

99.1	Risk Factors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).

**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).

+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b) Reports on Form 8-K.

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of November 13, 2002.

CHIPPAC, INC. (Registrant)

/s/ Dennis McKenna
DENNIS MCKENNA Chief Executive Officer

/s/ Robert Krakauer
ROBERT KRAKAUER Chief Financial Officer

/s/ Michael G. Potter
MICHAEL G. POTTER Controller and Principal Accounting Officer

CHIPPAC, INC.
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis P. McKenna, the Chief Executive Officer of ChipPAC, Inc. (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the registrant;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	Robert Krakauer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Robert Krakauer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
Robert Krakauer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Dennis P. McKenna
Dennis P. McKenna Chief Executive Officer

CHIPPAC, INC.
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Krakauer, the Chief Financial Officer of ChipPAC, Inc. (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the registrant;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	Dennis P. McKenna and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Dennis P. McKenna and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
Dennis P. McKenna and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Robert Krakauer
Robert Krakauer Chief Financial Officer

CHIPPAC, INC.
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis P. McKenna, in my capacity as Chief Executive Officer of ChipPAC, Inc., a Delaware corporation (“ChipPAC”), and in connection with the Quarterly Report on Form 10-Q filed by ChipPAC with the Securities and Exchange Commission on November 13, 2002 (the “Report”), hereby certify that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of ChipPAC.

IN WITNESS WHEREOF, the undersigned has executed this CEO Certification as of the 13th day of November, 2002.

/s/ Dennis P. McKenna
Name:	Dennis P. McKenna
Title:	Chief Executive Officer

CHIPPAC, INC.
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Krakauer, in my capacity as Chief Financial Officer of ChipPAC, Inc., a Delaware corporation (“ChipPAC”), and in connection with the Quarterly Report on Form 10-Q filed by ChipPAC with the Securities and Exchange Commission on November 13, 2002 (the “Report”), hereby certify that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of ChipPAC.

IN WITNESS WHEREOF, the undersigned has executed this CFO Certification as of the 13th day of November, 2002.

/s/ Robert Krakauer
Name:	Robert Krakauer
Title:	Chief Financial Officer