Form 10-K
period 2002-12-31
CHIPPAC INC
filed 2003-03-31
CIK 1093779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-31173

ChipPAC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0463048 (I.R.S. Employer Identification No.)

47400 Kato Road, Fremont, California 94538

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code (510) 979-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Act).  Yes  ☒  No  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2003: $190,022,769,             94,983,299 shares of the Registrant’s Class A common stock were outstanding on March 20, 2003. No shares of the Registrant’s Class B common stock were outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2003 Annual Meeting of Stockholders, to be filed subsequent to the date hereof—Part III.

Part I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 of this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include possible international conflicts, changes in general economic and external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Industry

ChipPAC is one of the world’s largest independent providers of semiconductor packaging, test, and distribution services. We offer one of the broadest portfolios of packages and test services for integrated circuits. We supply packaging solutions to some of the leading semiconductor companies servicing the computing, communications, consumer, automotive and industrial end markets. We are a leader in providing high end packaging solutions, including ball grid array packages, or BGA packages, and chip scale packages, or CSP packages, the most advanced types of mass produced packages. In addition to providing assembly and test services on a global basis, we are the largest independent semiconductor packaging and test service provider in mainland China. As consumers demand smaller electronic devices with more functionality, there is a greater requirement for power regulation and generation, which we expect to drive demand for our power packages. We are a leader in high-volume assembly, test and distribution of discrete and analog power packages. We are also one of the leading providers of advanced packaging products that address the needs of semiconductors used in wireless LAN and handset applications, including chip-scale, stacked die and flip-chip technologies.

Our online design and characterization process, referred to as SmartDESIGN™, is a proprietary web-based design collaboration system that we believe provides a higher rate of product qualification, improved technical performance and shorter time-to-market service for our customers. This system enables us to link to our customers via the Internet to aid with the performance of package design, electrical, thermal and mechanical analysis and to model end system performance.

Outsourcing of packaging and test services to independent packagers like ChipPAC continues to expand due to several factors, including time-to-market pressures, cost reduction, resource allocation, equipment utilization, the increased technological complexity of packaging and the growth of fabless semiconductor manufacturers. Historically, outsourced semiconductor manufacturing services have grown faster than the semiconductor market as a whole. Management believes that the lack of investments in assembly and test capacity by semiconductor manufacturers over the past two years will position outsource providers well to capture enhanced volume levels. The packaging and test industry is highly fragmented as we compete against a number of established independent packaging houses as well as the internal capabilities of many of our largest customers.

The semiconductor industry has historically experienced volatility with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry is presently recovering from a downturn, and we expect conditions to continue to improve in 2003.

Our headquarters are located in Fremont, California, and our manufacturing facilities are strategically located in China, Malaysia and South Korea, to address the global needs of our customers. We have design personnel co-located at customer sites, as well as design centers located in Arizona, Malaysia and South Korea to provide 24-hour design support to our customers.

We believe that we differentiate ourselves from our competitors by the following factors:

•	High End Technology Expertise—We are one of the world’s largest providers of outsourced substrate based packages, which accounted for approximately 60.3% and 53.4% of our packaging revenue for the year ended December 31, 2002 and 2001, respectively. Our substrate based packages are used for most high-end applications such as computing, wireline and wireless communications devices, gaming, and stacked die packages for portal applications. Our advanced package portfolio also includes next generation flip-chip technology for system on a chip, or SOC, which is used in network servers and telecom switching devices, as well as single and multi-die CSP packaging for digital signal processors, or DSPs, and other chipsets for wireless handset, wireless LAN, and other portable handheld equipment such as PDAs. In addition, we have critical expertise for testing radio frequency, or RF, devices. We believe that our advanced technology expertise and our commitment to research and development will enable us to continue to drive the development of solutions for next generation semiconductor packages.

•	Leader in Growing Power Discrete, Power Management and Analog Segment—We are a leader in high-volume semiconductor assembly and test services for discrete, analog, RF and mixed-signal technologies, for small signal and power applications. Power products manage the electricity requirements for multiple components, ensuring an accurate and efficient flow of voltage so electronic devices run longer and more efficiently. These products are used to switch or manage the electrical current requirements within electronic systems, ensuring an accurate and efficient flow of electricity. As electronics become increasingly more complex, portable and performance-driven, the demand for power regulation and management increases significantly. A broad and fast-growing range of end markets, including portable devices, household appliances, computers, automotive systems and telecommunications, will continue to drive power semiconductor usage and the demand for our power products.

•	Strategic Geographic Diversification—We are strategically located to take advantage of industry outsourcing trends. In-Stat predicts that within the next nine years, China will be the second largest market in the world for semiconductors. Our Shanghai, China facility, which was established in 1994, is the largest packaging and test provider in China, and we are the first independent provider of chip-scale BGA packages in that country. We provide local content for products sold into the Chinese market, including cellular telephones and portable devices where local content requirements are being driven by the Chinese government. Our high-volume packaging site for advanced BGA packages is in Ichon, South Korea, which is significant for its proximity to large semiconductor customers and to an available pool of highly-skilled research and development and technical staff. Our Malaysian facility in Kuala Lumpur positions us to benefit from the growth in fabless manufacturing taking place in Southeast Asia. Our headquarters in Silicon Valley and state-of-the-art research and development facilities in Arizona and South Korea are located near our customers and provide us with the ability to work on a 24-hour-basis with our customers in the design process and in supply chain management.

•	New and Diversifying Customer Base—In 2002, we continued to diversify and broaden our customer base to over 80 customers worldwide. Our customers comprise some of the largest companies in the semiconductor industry. Our largest customer accounted for 16.6% of our total sales in 2002, down from 20.2% of total sales in 2001, and was 13.2% for the quarter ended December 31, 2002.

•	Among the Leaders in Growing Test Services—Through our long-term partnerships and existing customer base, we are well positioned to capitalize on the rapid growth of outsourced testing by semiconductor producers. This growth in outsourced testing is driven by the increasing demand for RF, mixed-signal and high performance logic devices that require greater capital expenditures on testing equipment. We have made significant capital expenditures on testing equipment that provides us with the capability to test mixed-signal, digital logic, memory, power and RF devices. By increasing our emphasis on our test business and adding capacity, we have significantly increased our test revenue over the past several years, and we expect this growth to continue. Our test business revenue grew to $56.2 million in 2002, an increase of $10.7 million from $45.5 million in 2001.

Our Services

We offer semiconductor packaging and test services to the semiconductor industry for applications in communications, computing, consumer, automotive and industrial end markets. Approximately 84.5% and 86.2% of our revenue were derived from packaging services during the years ended December 31, 2002 and 2001 respectively. Approximately 15.5% and 13.8% of our revenue were derived from test and other services during the years ended December 31, 2002 and 2001, respectively.

Since customers require their suppliers to pass a lengthy and rigorous qualification process that can be costly to the customers, we believe they generally do business with a few suppliers. As our services are considered part of the customer’s manufacturing infrastructure, we must have dedicated resources and systems to provide flexible manufacturing, quick-turns and real-time information transfers.

Packaging

We have provided semiconductor packaging and test services since 1984, and offer a broad range of packaging formats for a wide variety of electronics applications. Our two main types of packaging services, leadframe and substrate, contributed approximately 33.6% and 50.9%, respectively, of revenue for the year ended December 31, 2002.

Leaded Packaging

“Leaded” or “Lead frame” packaging is the most widely used packaging type and is used in almost every electronic application, including automobiles, household appliances, desktop and notebook computers and telecommunications. Leaded packages have been in existence since semiconductors were first produced. According to Electronic Trends Publication, Leaded devices continue to account for approximately half of the total industry packaging volume. Leaded packages are characterized by a semiconductor die encapsulated in a plastic mold compound with metal leads surrounding the perimeter of the package. With leaded packages, the die is attached to a leadframe (a flat lattice of leads) and very small gold wires are bonded (welded) to the chip and then welded to the leads to provide the interconnect. The chip is then encapsulated in plastic to form a package, with the ends of the leadframe leads protruding from the edges of the package to enable connection to a printed circuit board. This packaging type has evolved from packages designed to be plugged into a printed circuit board by inserting the leads into holes on the printed circuit board to the more modern surface-mount design, in which the leads or pins are soldered to the surface of the printed circuit board. Specific packaging customization and improvements are continually being engineered to improve electrical and thermal performance, shrink package sizes and enable multi-chip capability.

We offer a wide range of lead counts and body sizes within this packaging group to satisfy customer die design variations. Our traditional leaded packages are at least two millimeters in thickness and include PDIP, PLCC, and SOIC. Our advanced leaded packages are thinner than our traditional leaded packages, approximately 2 millimeters in thickness or less, and generally have a finer pitch lead spacing, allowing for a higher pin count and greater functionality in a smaller package foot print. Our advanced leaded packages include MQFP, TQFP, iQUAD®, TSSOP and SSOP. Our acquisition of the Malaysian business in 2000 added power packages to our portfolio.

Power Packaging

Power semiconductors are used in a variety of end-markets, including telecommunications and networking systems, computers and computer peripherals, consumer electronics, electronic office equipment, automotive systems and industrial products. These end markets increasingly depend upon power regulation and control in the trend toward smaller devices and longer operating times. Packaging manufacturers are left to contend with shrinking chip geometries owing to continued emphasis upon greater mobility and portability. Power semiconductors typically involve higher current and voltage levels than memory, logic and microprocessor devices. The high current involved with switching on/off high voltages and the phase control of AC signals results in considerable power dissipated internally that produces heat. Thus our power packages are designed in such a way as to conduct the resultant heat away from the chip as power is dissipated, preventing the power device from being destroyed.

Power package assembly is somewhat different from non-power IC assembly as it often employs special solder alloys requiring different semiconductor bonding machines. Higher current levels of power semiconductors likewise require larger diameter aluminum and gold wire than non-power IC’s to carry the load. Our Malaysian facility maintains a vast array of these special machines needed for power semiconductor assembly and test. With a capacity of over 25.0 million units per week, we believe we are the industry leader in power package assembly supporting a number of the world’s major power semiconductor manufacturers, whose products are designed and used in power supplies, battery chargers, ignition modules, voltage regulators, motor controllers, ignition controllers and power management devices.

Substrate Packaging

Substrate packaging represents one of the fastest growing areas in the packaging industry and is used primarily in computing platforms, networking, hand held consumer products, wireless communications devices, personal digital assistants, video cameras, home electronic devices such as DVDs and home video game machines. BGA technology was first introduced as a solution to problems associated with the increasingly high lead counts required for advanced semiconductors. As the number of leads surrounding the integrated circuit increased, high lead count packages experienced significant electrical shorting problems. The BGA methodology solved this problem by effectively creating leads on the bottom surface of the package in the form of small bumps or solder balls. In a typical BGA package, the semiconductor die is placed on top of a plastic or tape laminate substrate rather than a lead frame. The die is connected to the circuitry in the substrate by a series of fine gold wires that are bonded to the top of the substrate near its edges. On the bottom of the substrate is a grid of metal balls that connect the packaged device to a printed circuit board. Benefits of BGA packaging over leaded packaging include:

•	smaller size;

•	greater pin count, or number of connections to the printed circuit board;

•	greater reliability;

•	better electrical signal integrity; and higher power dissipation

•	easier attachment to a printed circuit board.

We supply our customers with substantially the entire family of BGA packaging services offered in the marketplace today, including:

•	Standard BGA. Standard BGA packaging has a grid array of balls on the underside of the integrated circuit, and is used in high-performance applications, like personal computer chipsets, graphic controllers and DSPs. A standard BGA package generally has greater than 100 pins. Standard BGA packages have better thermal and electrical performance than leaded packages. They also feature more advanced surface mount technology, allowing for easier handling in the packaging process. Standard BGA packaging services accounted for 52.2% and 64.4% of our Substrate packaging revenue in the years ended December 31, 2002 and 2001, respectively.

•	Chip-Scale. Chip-scale BGA, LFCSP, and BCC packaging includes all packages where the package is less than 1.2 times the size of the silicon die. Chip-scale BGA is a substrate-based package that is designed for memory devices and other medium pin count semiconductors and requires dense ball arrays in very small package sizes, like wireless telephones and personal digital assistants, video cameras, digital cameras and pagers. We also include LFCSP and BCC packages in this category. While they use a metal lattice instead of a laminate substrate, they are a chip-scale package serving these markets.

•	System-in-Package. System-in-Package, or SiP, is a family of chip-scale-packages that contain several (1-4) semiconductor die in one package, either stacked on top of each other or side by side. This technology allows greater functionality in the same package footprint and thickness without significant cost increase. These packages are used in wireless handsets, consumer products and mobile computing applications.

•	Flip-chip BGA. Flip-chip BGA packaging in which the silicon die is directly attached to the substrate using gold bumps instead of solder balls provides the most dense interconnect at the lowest cost and highest performance. Flip-chip BGA technology is used in a wide array of applications ranging from consumer products to highly sophisticated application specific integrated circuits, referred to as ASIC, computer chipsets, graphics and memory packages. While we believe that flip-chip BGA represents the next generation of BGA packaging technology, we believe that standard BGA and chip-scale BGA packaging will experience long life cycles as have many of our leaded packaging solutions.

The following chart summarizes the different types of packaging services we offer and revenue for the year ended December 31, 2002. The full names of each packaging type are provided in the Glossary accompanying our registration statement on Form S-1 (Registration Number 333-39428).

	Year Ended December 31, 2002	Year Ended December 31, 2001		Year Ended December 31, 2000
Revenue (in millions)	% of Total Assembly Revenue	Revenue (in millions)	% of Total Assembly Revenue	Revenue (in millions)	% of Total Assembly Revenue	Package Types	Application

Lead frame

$109.0	35.4%	$104.9	37.0%	$132.2	29.4%	Traditional: PDIP, PLCC, SOIC, SSOP, TSOP, TSSOP, SIP, DPAK, D2PAK, and TO220	Telecommunications automobiles, household, and appliances, and desktop and notebook computers

$ 13.3	4.3%	$ 27.2	9.6%	$ 40.8	9.1%	Advanced: MQFP, TQFP, LQFP, and iQUAD®	Personal computers and telecommunications

Advanced

$112.3	36.6%	$110.9	39.2%	$218.3	48.7%	BGA: PBGA, M2BGA® TBGA, EBGA, and Flip PAC	Personal computer chipsets, graphic controllers high-end network servers products, application specific integrated circuits, microprocessors and memory packages

$ 72.9	23.7%	$ 40.2	14.2%	$ 57.4	12.8%	Chip Scale Packages: EconoCSP™, M2CSP®, Micro BGA™, LFCSP™, BCC, and Flip Chip CSP	Wireless telephones, personal digital assistants, video cameras, wireless pagers, and wireless LAN

Test Services

We also provide our customers with semiconductor test services for a number of device types, including mixed-signal, digital logic, memory, power and RF devices. Semiconductor testing measures and ensures the performance, functionality and reliability of a packaged device, and requires knowledge of the specific applications and functions of the devices being tested. In order to enable semiconductor companies to improve their time-to-market, streamline their operations and reduce costs, there has been an increasing trend toward outsourcing both packaging and test services. We have capitalized on this trend by enhancing our test service capabilities. Our test revenue increased 23.5% from 2001 to 2002. Our test revenue was essentially flat in 2001 compared to 2000 in a year where overall sales in the industry were significantly down compared to the prior year. The acquisition of the Malaysian business expanded our mixed-signal tester base and provided us with critical expertise for testing RF devices, one of the fastest growth areas for test outsourcing. We have also noted an increased demand from our customers to provide both assembly and test services on a full turn-key basis.

In order to test the capability of a semiconductor device, a semiconductor company will provide us with its proprietary test program and specify the test equipment to run that program. Alternatively, our customers at times may consign their test equipment to us. The devices to be tested are placed into a socket-custom load board by an automated handling system, which is connected to the test equipment, which then tests the devices using software programs developed and supplied by our customers. The cost of any specific test and the time required to conduct it, ranging from a few milliseconds to several seconds, varies depending on the complexity of the semiconductor device and the customer’s test program.

Other Services

We also provide a full range of other value-added services, including:

•	Design and Characterization Services. We offer design and characterization services at our Arizona, South Korea, Malaysia and China facilities. Our design engineers at these facilities select, design and develop the appropriate package, leadframe or substrate for that device by simulating the semiconductor’s performance and end-use environment.

•	Dry Pack Services. In order to prevent the failure of any semiconductors due to exposure to moisture during shipping, we “dry pack” many of our packaged integrated circuits in specially sealed, environmentally secure containers.

•	Tape and Reel Services. Many electronic assembly lines utilize “tape and reel” methods in which semiconductors are placed into a pocket tape to enable faster attachment to the printed circuit board. We offer a service in which we ship packaged and tested devices on a tape and reel mechanism rather than in a tray, to facilitate the assembly process.

•	Warehousing and Drop Shipment. In order to enable semiconductor companies to improve their time-to-market and reduce supply chain and handling costs, we offer warehousing and drop shipment services in which we ship packaged semiconductor devices directly to our customers’ customers.

•	Wafer Probe. We offer a wafer sort operation where an electrical test is performed on the die while still in wafer form. This process establishes which die on each wafer are suitable to be assembled into a final package.

Customers

In 2002, we continued to diversify and broaden our customer base to over 80 customers worldwide. Our customers are comprised of companies in the semiconductor industry located primarily in the United States of America. Our customers include some of the largest semiconductor companies in the world. There were five customers in 2002 and three customers in 2001 that each accounted for more than 10% of our total sales. These customers include Atmel, Fairchild, Intel, Intersil, LSI Logic and nVIDIA. Our largest single customer accounted for 16.6% and 20.2% of our total sales in 2002 and 2001, respectively. We anticipate that this customer concentration will decrease as we add new customers for which we have already become qualified and customers with which we are currently undergoing qualification.

Our customers are located around the world, but principally in the United States of America. We report geographic distribution of revenue based on the location of our customers’ headquarters. The following table details the percentage of total revenue we received from the United States, Asia and Europe:

	Year Ended December 31,
	2002	2001	2000
United States of America	89%	92%	83%
Asia	10	6	14
Europe	1	2	3

Total	100%	100%	100%

In general, our customers rely on at least two sources for packaging. A packaging and test service company must pass a lengthy and rigorous qualification process that typically takes three to six months, and typically costs the customer $250,000 to $300,000. Once a primary packager has been selected, that packager gains insight into its customer’s business operations and an understanding of its products as part of the overall working relationship. These factors, combined with the pressures of a semiconductor company to meet the time-to-market demands of its customers, result in high switching costs for semiconductor companies, making them adverse to changing or adding additional suppliers. We have been successful in attracting new customers because we are one of a few independent packaging and test companies that offers packaging, test and distribution services for a full portfolio of packages. Also, new customers are drawn to our unique advanced technologies.

Marketing, Sales and Customer Support

We provide sales support to our customers through an international network of offices coordinated from our British Virgin Islands company:

•	United States of America:

•	Chandler, Arizona
•	Fremont, California
•	Irvine, California,
•	Longmont, Colorado,
•	Palm Bay, Florida,
•	Northborough, Massachusetts,
•	Austin, Texas,
•	Dallas, Texas,

•	Shanghai, China,

•	Tokyo, Japan,

•	Kuala Lumpur, Malaysia,

•	Kampen, Netherlands,

•	Singapore

•	Ichon, South Korea,

•	Seoul, South Korea, and

•	HsinChu City, Taiwan

Our account managers, applications engineers, customer service representatives and sales support personnel form teams that focus on a specific customer or geographic region.

Customers deliver rolling six month forecasts and release production die to us in daily or weekly increments for packaging, test and distribution. These near-term forecasts guide us as to anticipated volumes, but provide no meaningful backlog statistics. Substantially all of our materials inventory is purchased based on customer forecasts. We carry small quantities of inventory and we have relatively low levels of finished goods inventory.

Our marketing efforts focus on creating a brand awareness and familiarity with our advanced device packaging technologies and an understanding of our end-user market applications in wireless handset and PDA graphics, PC chipsets, wireless LAN, memory, storage and networking. We market our leadership in advanced packaging, test technology, and distribution and our ability to supply a broad line of packaging and test services to the semiconductor industry. We target engineers and executive level decision makers through a direct sales force, the delivery of “white papers” at industry conferences, mailings of technical brochures and newsletters, advertisements in trade journals and our website.

Suppliers

Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are lead frames, rigid and flexible substrates, gold wire and molding compound. We purchase materials based on the demand forecasts of our customers. Our customers are responsible for the costs of any unique materials that we purchase but do not use, particularly those lead frames and substrates that are ordered on the basis of customer-supplied forecasts. We work closely with our primary materials suppliers to ensure the timely availability of materials supplies, and we are not dependent on any one supplier for a substantial portion of our materials requirements. We had no significant long-term agreements with materials suppliers in 2002. The materials we procure are normally available and we are able to meet our production requirements from multiple sources through periodic negotiation and placement of written purchase orders. We typically combine our global requirements into centrally negotiated blanket purchase orders to gain economies of scale in procurement and more significant volume discounts. Should material become scarce, we would look to enter into long-term supply agreements with key suppliers. Approximately 79.0% and 82.0% of our substrate costs in the years ended December 31, 2002 and 2001, respectively, were incurred from the purchase of materials from South Korea, with the balance coming primarily from Japan and Taiwan. We expect that in the next several years, an increasing portion of our materials will be supplied from sources in China, Taiwan, and Southeast Asia.

Our packaging operations and expansion plans also depend on obtaining adequate quantities of equipment on a timely basis. To that end, we work closely with our major equipment suppliers to insure that equipment deliveries are on time and the equipment meets our stringent performance specifications.

Intellectual Property

Our ability to develop and provide advanced packaging technologies and designs for our customers depends in part on our proprietary know-how, trade secrets and other patented and non-patented, confidential technologies, which we either own or license from third parties. We have licenses to use numerous third party patents, patent applications and other technology rights, as well as trademark rights, in the operation of our business. We believe that these licenses are renewable under normal commercial terms once they expire.

Our primary registered trademark and trade name is “ChipPAC®.” We own or are licensed to use other secondary trademarks.

Research and Development

Our research and development efforts are focused on developing new packages, design, assembly and test technologies and on improving the efficiency and capabilities of our existing packaging and test services. Technology development is a basic competence of ChipPAC and a key competitive factor in the packaging industry. We have invested considerable resources and we are among the leaders in new product and technology development. Our web based proprietary design and performance characterization, SmartDESIGN™ capability, provides the shortest time-to-market with predictable performance.

During the past two years, we have introduced the following new package families:

•	M2CSP®	Molded multi-die chip scale package family with the following chip-stack combinations in package profile thickness ranging from 1.0 to 1.4mm:
	✓ M2CSP®	Two-chip stack, same chip size
	✓ M2CSP®	Three-chip stack, “pyramid stack”
	✓ M2CSP®	Three-chip stack with the two chips same size
	✓ M2CSP®	Three-chip stack with three chips same size
	✓ M2CSP®	Four-chip stack, “pyramid stack”
	✓ M2CSP®	Four-chip stack with two chips same size
•	LFCSP™	Lead frame chip scale package
•	BCC, BCC+, BCC++	Bumped Chip Carrier package family
•	G4™	“Gigabit-Green-Gold-to-Gold” flip chip interconnection package family of CSPs and BGAs
•	TEBGA+	Thermally enhanced ball grid array family with integrated passive components
•	TEBGA-II	Higher thermal performance TEBGA
•	FC-MPM	Flip Chip Multi Package Module family module

Materials engineering plays a critical role in advanced packaging and has enabled us to develop environmentally friendly, lead free, and halogen free packaging, which is already required by several of our customers.

We have established four design centers where new packages are designed and fully characterized for performance and tested both for package and system level reliability to meet end customer needs.

During 2002 and 2001, we spent approximately $10.1 million and $14.2 million, respectively, on research and development. The reduction in spending in 2002 is due to the timing of projects. Employee headcount in research and development went up by 9.2% in 2002, compared to 2001.

Competition

The packaging and test industry is highly fragmented. Our primary competitors and their primary locations are as follows:

•	Advanced Semiconductor Engineering, Inc.—Taiwan

•	Amkor Technology, Inc.—South Korea, Japan and the Philippines

•	ASE Test Limited—South Korea, Taiwan and Malaysia

•	Siliconware Precision Industries Co., Ltd.—Taiwan

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

In general, our customers principally rely on at least two independent packagers. A packaging company must pass a lengthy and rigorous qualification process that can take a minimum of three months for a typical leaded package and can take more than six months for a typical BGA package. Once a primary packager has been selected, that packager gains insight into its customer’s business operations and an understanding of its products as part of the overall working relationship. These factors, combined with the pressures of a semiconductor company to meet the time-to-market demands of its customers, result in high switching costs for semiconductor companies, making them adverse to changing or adding additional suppliers. We have been successful in attracting new customers because we are one of a few independent packaging and test companies that offers packaging, test and distribution services for a full portfolio of packages.

Employees

As of December 31, 2002, we employed 5,845 full-time employees, of whom approximately 119 were employed in research and development, 5,395 in packaging and test services and 331 in marketing, sales, customer service and administration.

Approximately 1,215 of our employees at the Ichon, South Korea facility are represented by ChipPAC Korea Labor Union and are covered by collective bargaining and wage agreements. The collective bargaining agreement, which covers basic union activities, working conditions and welfare programs, among other things and the wage agreement are both effective to May 1, 2003. We believe that we have good relationships with our employees and unions.

SEC Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Securities and Exchange Commission, are available for review free of charge on our website at www.chippac.com as soon as reasonably practicable after such material is electronically filed or furnished to the Commission.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fremont, California, and we provide all packaging, test and distribution services through facilities in Ichon, South Korea, Shanghai, China and Kuala Lumpur, Malaysia. The Ichon facility was founded in 1985 and is both ISO-9002 and QS-9000 certified. The Shanghai facility was founded in 1994 and is also ISO-9002 certified and QS-9000 certified. The Kuala Lumpur facility is ISO-9002, QS-9000 and ISO-14001 certified.

The following chart summarizes the information about our key facilities:

Facility Location	Leased/Owned	Sq. Ft.	Functions/Services	Principal Packaging or Service Provided

Fremont, California	Leased	56,320	Executive Offices, Research and Development, Sales, Marketing and Administration	Sales, Marketing, Administration and Design Review Services

Chandler, Arizona	Leased	5,357	Research and Development, Sales and Marketing	Design and Characterization Services

Shanghai, China	Owned (1)	442,000	Packaging and Test Services, Warehousing Services Distribution Services	Leaded IC, Chip-Scale, BGA, Packaging and Test

Ichon, South Korea	Leased	474,000	Packaging and Test Services, Research and Development, Warehousing Services Distribution Services	Advanced Leaded, BGA, Chip-Scale, Flip-Chip Packaging and Test

Kuala Lumpur, Malaysia	Owned (1)	524,000	Packaging and Test Services, Warehousing Services	Discrete Power, Leaded IC, Test and Distribution Services

(1)	Building and improvements are owned by ChipPAC but upon the termination of the existing long-term land lease revert to the lessor in the years 2044 and 2086 for our facilities in Shanghai, China and Kuala Lumpur, Malaysia, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock is traded on the Nasdaq National Market under the symbol “CHPC.” Public trading of the Class A common stock began on August 9, 2000. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the our Class A common stock as quoted on the Nasdaq National Market.

	HIGH	LOW
2003
January 1, 2003—March 20, 2003	$3.750	$2.220

2002
Fourth Quarter	5.020	0.990
Third Quarter	6.750	1.890
Second Quarter	12.550	4.660
First Quarter	9.970	5.230

2001
Fourth Quarter	8.590	1.850
Third Quarter	11.590	1.800
Second Quarter	10.690	3.750
First Quarter	6.675	2.781

As of March 20, 2003, there were approximately 83 stockholders of record of our Class A common stock.

Shares Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total shares of our Class A common stock that may be received by option holders upon the exercise of currently outstanding options, the weighted average exercise price of those outstanding options and the number of shares of our Class A common stock that are still available for future issuance under our equity compensation plans after considering the stock options currently outstanding. All of the options described below have been or can be issued pursuant to our 1999 Stock Purchase and Option Plan, our 2000 Equity Incentive Plan and our 2000 Employee Stock Purchase Plan. All of these plans have been approved by our stockholders.

Plan Category	Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity Compensation Plans Approved by Stockholders	7,290,435	$3.92	16,124,454
Option Plans	6,424,132	4.14	7,861,497
Employee Stock Purchase Plan	866,303	2.30	8,262,957
Equity Compensation Plans Not Approved by Stockholders	None		None

Dividend Policy

We have not in the past paid, and do not expect for the foreseeable future to pay dividends on our common stock. Instead, it is anticipated that all earnings, if any, in the foreseeable future will be used for working capital and other general corporate purposes. The payment of dividends by us to holders of our common stock is prohibited by our senior credit facilities and is restricted by the indenture relating to our senior subordinated notes. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon, among other factors, the results of operations, financial condition, capital requirements and contractual restrictions.

[1]	The number of shares available for issuance for under our 2000 Equity Incentive Plan increases each year by one percent of the total shares of our outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

ChipPAC, Inc.

Selected Historical Financial Data

(In thousands)

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data
Revenue	$363,666	$328,701	$494,411	$375,530	$334,081
Gross profit	55,601	31,113	109,144	58,042	63,716
Operating income (loss)	7,993	(55,229)	62,330	12,619	40,429
Net income (loss)	(28,855)	(93,736)	12,056	(7,308)	32,303
Net income (loss) available to Common stockholders	(28,855)	(93,736)	2,869	(11,528)	32,303
Net income (loss) per share available to Common stockholders:
Basic	$(0.33)	$(1.36)	$0.05	$(0.30)	$0.83
Diluted	$(0.33)	$(1.36)	$0.05	$(0.30)	$0.83

Shares use in per share calculation:
Basic	87,430	68,878	57,067	38,935	38,861
Diluted	87,430	68,878	58,253	38,935	38,861

Other Financial Data:
Depreciation and amortization	$58,949	$59,909	$45,049	$56,701	$45,855
Debt issuance cost amortization	2,281	2,112	1,950	774	—
Acquisition of property and equipment	78,910	46,392	93,174	57,856	61,332
Balance Sheet Data (at period end):
Cash and short-term investments	$44,173	$41,872	$18,850	$32,117	$68,767
Accounts receivable, less allowance for doubtful accounts	38,793	32,034	45,904	30,003	37,729
Working capital	34,395	(17,981)	(16,296)	10,224	20,320
Total assets	470,204	430,715	469,245	343,429	359,472
Total long-term debt, including current portion	267,887	333,627	290,200	300,000	133,715
Mandatorily redeemable preferred stock	—	—	—	82,970	—
Total stockholders’ equity (deficit)	115,544	(23,226)	65,697	(122,886)	113,191

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers in part periods prior to our initial public offering in August 2000. As a result of the initial public offering, we significantly changed our capitalization. Accordingly, the results of operations for periods subsequent to the initial public offering are not necessarily comparable to prior periods. The following discussion should be read in conjunction with the consolidated financial statements contained in this annual report.

Overview

In 1997, we were incorporated as a distinct entity and established as the parent of a stand-alone worldwide business. Prior to this time, we operated as a separate division of Hyundai Electronics, now Hynix Semiconductor, one of the world’s largest semiconductor manufacturers and a member of the Hyundai Group, the South Korean conglomerate. In 1999, as part of a recapitalization, a group of equity investors along with management obtained control of ChipPAC. This transaction was accounted for as a recapitalization.

Our revenue consists of fees charged to our customers for packaging, testing, and distribution of their integrated circuits. From 1996 to 2002, revenue increased from $179.2 million to $363.7 million, a cumulative annual growth rate of 12.5%, primarily from the growth of substrate or BGA packaging, the growth of test revenue and the acquisition of our Malaysian business in 2000. The semiconductor industry is inherently volatile with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry is presently recovering from the worst downturn in its history. Due to the severity of this downturn for the semiconductor industry and for our customers, we experienced the first decline in revenue on a year-over-year basis in our history in 2001. Our revenue for the year ended December 31, 2002 increased to $363.7 million or by 10.6% compared to the year ended December 31, 2001. Our continuing growth will depend upon factors influenced by current economic conditions such as replenishment of inventory in the electronics supply chain, gradual recovery in our end markets and the ramp-up of new customers acquired in 2002. We are positioned in the fastest growth markets. We have re-engineered our business models over the last two years to focus on products and customers in the fastest growth segments of the industry such as chips for use in wireless, broadband, consumer and automotive products. However, we are still solidly positioned in the computing and industrial markets, which will benefit from an overall economic recovery when it occurs.

Management is continually re-evaluating estimates and the expectations above could and probably will change as the year unfolds.

The following table describes the composition of revenue by product group and test services, as a percentage of total revenue:

	Year Ended December 31,
	2002	2001	2000
Substrate	50.9%	46.0%	55.8%
Lead frame	33.6	40.2	35.0
Test	15.5	13.8	9.2

Total	100.0%	100.0%	100.0%

Quarterly Results (Unaudited)

The following table describes our unaudited historical quarterly sales, gross profit, earnings per share and net income:

	2002				2001
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except per share amount)
Revenue	$92,708	$94,659	$97,086	$79,213	$76,807	$74,662	$87,373	$89,859
Gross profit	12,322	15,960	17,764	9,555	5,907	2,025	11,460	11,721
Gross margin	13.3%	16.9%	18.3%	12.1%	7.7%	2.7%	13.1%	13.0%
Writedown of impaired assets	—	—	—	—	34,688	—	—	—
Restructuring charge	(661)	—	—	—	3,270	—	—	2,962
Income (loss) before extraordinary item	$(6,983)	$(3,179)	$(4,143)	$(11,545)	$(60,115)	$(16,441)	$(7,513)	$(9,667)
Extraordinary item	—	—	(3,005)	—	—	—	—	—
Net income (loss)	$(6,983)	$(3,179)	$(7,148)	$(11,545)	$(60,115)	$(16,441)	$(7,513)	$(9,667)
Income (loss) per share available to common stockholders before extraordinary item
Basic	$(0.07)	$(0.03)	$(0.05)	$(0.15)	$(0.87)	$(0.24)	$(0.11)	$(0.14)
Diluted	(0.07)	(0.03)	(0.05)	(0.15)	(0.87)	(0.24)	(0.11)	(0.14)
Extraordinary item per share available to common stockholders
Basic	$—	$—	$(0.03)	$—	$—	$—	$—	$—
Diluted	—	—	(0.03)	—	—	—	—	—

Results of Operations

The following table describes our results of operations based on the percentage relationship of operating and other financial data to revenue during the periods shown:

	Year Ended December 31,
	2002	2001	2000
Historical Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Gross margin	15.3	9.5	22.1
Selling, general & administrative	10.5	9.5	7.0
Research & development	2.8	4.3	2.4
Restructuring/other expenses	(0.2)	12.4	—

Operating income	2.2%	(16.8)%	12.6%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue. Revenue was $363.7 million in the year ended December 31, 2002, an increase of 10.6% from the year ended December 31, 2001. The increase in revenue is primarily due to growth in our substrate and test product lines and the combination of higher end-market demand for our customers’ products and new customer and program wins in the year 2002 as compared to 2001. Unit volumes in 2002 also increased 10.2% versus the year 2001.

        Gross Profit. Gross profit during the year ended December 31, 2002 was $55.6 million, an increase of 78.8% from the year ended December 31, 2001. Gross margin as a percent of revenue was 15.3% for the year 2002 versus 9.5% for the year 2001. The actions taken by us, including reductions in work force and tight cost controls coupled with increased unit volume and higher equipment utilization, contributed to the increased gross profit realized for the year ended December 31, 2002. These results were reduced by the effect of higher gold prices and the appreciation of the South Korean Won against the United States Dollar when compared to the year ended December 31, 2001.

        Selling, General, and Administrative. Selling, general, and administrative expenses were $38.2 million in the year ended December 31, 2002, an increase of 22.4% from the year ended December 31, 2001. The increase in expenses was primarily due to implementation of strict cost reductions taken in 2001 in reaction to the decline in revenue. The cost controls in 2001 included mandatory shut-down days, salary reductions, travel restrictions, and deferment of expenditures where the timing could be delayed. In addition, we incurred additional expenses for our various employee incentive programs as a result of our improved results during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Research and Development. Research and development expenses for the year ended December 31, 2002 were $10.1 million, or 2.8% of revenue, compared to $14.2 million, or 4.3% of revenue, in the year ended December 31, 2001. Our research and development expenses in 2002 represent a 28.9% decrease from similar expenses in 2001. Although we increased the number of research and development employees and internal resources in the year 2002 compared to the year 2001, we were engaged in a significant project that required external spending during 2001. A comparable level of external spending was not required during 2002.

Restructuring and Other Charges. In the first and fourth quarter of 2001, we approved restructuring plans to realign our organization and reduce operating costs. These actions were designed to better align our existing workforce and to reduce operating expenses. These plans were a combination of reductions in work force and employee furloughs. Accordingly, our restructuring plans included reduction of associated employee positions by approximately 554 and 197 worldwide in connection with the first and fourth quarter plans, respectively. Restructuring and related charges of $3.0 million and $3.3 million were expensed during the first and fourth quarter of 2001, respectively. The entire first quarter charge of $3.0 million was related to employee separations and furloughs. The fourth quarter charge was comprised of $1.8 million related to employee separations and $1.5 million of other charges for the forgiveness of loans to executive officers. During the year ended December 31, 2002, we utilized $0.3 million of the restructuring accrual and completed another 92 of the planned 751 employee separations. We also utilized the $1.5 million of loan reserves. Cumulatively, we have completed 646 of the planned 751 employee separations. Due to stronger than expected performance from our Korean subsidiary and the sale of our plating line in Korea which we had planned on shutting down, reserve releases in the amount of $1.3 million were credited to restructuring charges in our statement of operations for December 31, 2002. We plan no further terminations or other restructuring activities related to our planned 2002 actions reserved in 2001. This credit was reduced by a restructuring action in our Malaysian plant in which $0.6 million was incurred to terminate 30 employees. This action was not included in the 2001 reserves.

In addition, we wrote down impaired assets by $34.7 million in the fourth quarter of 2001. There were no comparable write offs in the year ended December 31, 2002.

Interest Expense. Total outstanding interest bearing debt decreased to $267.9 million at December 31, 2002 compared to $383.6 million at December 31, 2001. The decrease in debt outstanding of $115.7 million from December 31, 2001 to December 31, 2002 was due to the $82.4 million pay down of our term loans and the $50.0 million paydown of our revolving line of credit, offset by an increase in foreign loans of $16.7 million. The decrease in debt was funded by our January 2002 and May 2002 public offerings of our common stock. Related interest expense was $32.0 million for the year ended December 31, 2002, a decrease of 14.0% compared to the year ended December 31, 2001. The reduction in interest expense was primarily due to the combination of reduced interest rates along with the reduction in debt outstanding.

Foreign Currency Losses. We had net foreign currency losses of $1.0 million in the year ended December 31, 2002 compared to a net foreign currency gain of $0.2 million in the year ended December 31, 2001. These non-cash losses are primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term pension benefits payable to our South Korean employees.

Income Taxes. Global income tax expense was $2.0 million and $2.6 million for the years ended December 31, 2002 and 2001, respectively, for effective tax rates of approximately (7.4%) in 2002 and (2.8%) in 2001. In the fourth quarter of 2001, we recorded a valuation reserve that reversed previously recorded benefits in 2001 and previous years. We have a mix of tax rates across the various jurisdictions in which we do business. The tax provision for 2002 does not take into account any future benefit from loss carryforwards, which we may realize once we again achieve profitability.

Extraordinary Item. A portion of the proceeds from our May 2002 public offering was used to extinguish term loan A and our capital expenditure loan and substantially pay down term loan B under our senior credit facilities. As a result, capitalized debt issuance costs of $3.0 million were written off and the charge was included in the results for the three and six month periods ended June 30, 2002 with no comparable results for the same periods in 2001. There is no tax benefit since the costs were written off in a tax jurisdiction that provides no benefit.

Net Loss Available to Common Stockholders. As a result of the items above, the net loss available to common stockholders decreased to $28.9 million loss for the year ended December 31, 2002, compared to a net loss of $93.7 million for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue. Revenue was $328.7 million in the year ended December 31, 2001, a decrease of 33.5% from the year ended December 31, 2000. The decline in revenue was a result of lower end-market demand for our customers’ products. This decrease was realized across all the end markets we serve and was not significantly concentrated in any one end market. We believe that our customers purchased product for their inventory in amounts consistent with historical demand. Thus, as end-user demand dropped, our customers’ inventories increased, thereby decreasing demand for our products.

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

Research and Development Expense. Research and development expenses for the year ended December 31, 2001 were $14.2 million, or 4.3% of revenue, compared to $12.0 million, or 2.4% of revenue, in the year ended December 31, 2000. Our research and development expenses in 2001 represent an 18.3% increase from similar expenses in 2000. The increases were mainly due to expenses related to power packaging technology, new processes development and flip-chip technology development.

Restructuring and Other Charges. Restructuring, write down of impaired assets and other charges. During the year ended December 31, 2001, we wrote down impaired assets by $34.7 million. The asset write down relates primarily to our manufacturing assets in the assembly and test facilities in South Korea and Malaysia. The Company determined that due to excess capacity the future expected cash flows related to equipment for certain niche package types will not be sufficient to recover the carrying value of the manufacturing equipment for those package types in the facility. The carrying values of these assets were written down to the estimated fair market value and will continue to be depreciated over the remaining useful lives. There were no equivalent write offs in the year ended December 31, 2000.

In addition, we recorded expenses associated with reduction in force and furlough costs of $4.7 million and a loss reserve of $1.5 million on executive officers loans forgiveness in 2002, that occurred in the year ended December 31, 2001 with no comparable costs in 2000.

Interest Expense. Total outstanding interest bearing debt increased to $383.6 million at December 31, 2001 compared to $298.0 million at December 31, 2000. The increase in debt was primarily due to draw down of our revolving credit line for general corporate purposes and issuance of $50.0 million of convertible debt and $15.0 million of additional high yield borrowings in June 2001. Related interest expense was $37.2 million for the year ended December 31, 2001, a decrease of 5.6% compared to the year ended December 31, 2000. The reduction in interest expense was primarily due to reduced interest rates on our debt.

Foreign Currency Gains. Net foreign currency gains were $0.2 million and $2.2 million for the years ended December 31, 2001 and 2000, respectively. These non-cash gains are primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term pension benefits payable to our South Korean employees.

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

Income Taxes. Income tax expense was $2.6 million and $3.6 million for the years ended December 31, 2001 and 2000, respectively, for an effective tax rates of approximately (2.8%) in 2001 and 20.0% in 2000. Concurrently with our recapitalization on August 5, 1999, the company was reorganized and as a result now has operations and earnings in jurisdictions with relatively low income tax rates, or where we enjoy tax holidays or other similar tax benefits.

Net (Loss) Income Available to Common Stockholders. As a result of the items above, we incurred a net loss available to common stockholders of $93.7 million for the year ended December 31, 2001, compared to net income of $2.9 million for the year ended December 31, 2000.

CRITICAL ACCOUNTING POLICIES

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our significant judgments.

We have made and expect to continue to make significant investments in fixed assets, intellectual property and related intangible assets. Management evaluates the valuation of these assets every quarter paying special attention to events or changes in circumstances that would indicate that their carrying amount might not be recoverable. We determine whether or not the assets are recoverable based on estimated undiscounted future cash flows to be generated by the assets and if not, we calculate the amount of the impairment charge based on estimated discounted future cash flows to be generated by the assets or their appraised fair value. If different assumptions or conditions were to prevail rather than those used in estimating future cash flows, significantly different determination of recoverability or of fair value for these assets and results of operations could be reported. We recorded an asset impairment charge of $34.7 million for the year ended December 31, 2001 with no comparable amount in 2002.

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

In the year ended December 31, 2002, we have maintained the valuation allowance to reflect the likelihood of utilization of certain deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $78.9 million on capital expenditures during the year ended December 31, 2002 compared to $46.4 million in capital expenditures during the year ended December 31, 2001. We anticipate spending $80.0 million in capital expenditures in 2003.

Under the terms of the agreement relating to our acquisition of the Malaysian business, during the period from June 1, 2000 to June 30, 2003, Intersil is entitled to receive additional contingent incentive payments based upon the achievement of milestones relating to the transfer of business previously subcontracted by Intersil to a third party. In the event that Intersil was to achieve all the milestones, we would pay Intersil an additional sum of approximately $17.9 million in the aggregate. As of December 31, 2002, we have cumulatively paid Intersil $14.5 million under this arrangement.

On January 30, 2002, we sold 10,000,000 shares of Class A common stock in an underwritten public offering for $6.00 per share. On February 14, 2002, we sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriters’ exercise of their over-allotment option for $6.00 per share. In connection with these sales, we received net proceeds of approximately $63.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.3 million was used for general corporate purposes.

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

Our total potential commitments on our loans, operating leases, Intersil incentive payments, royalty and license agreements as of December 31, 2002, were as follows: (in thousands)

	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
On balance sheet commitments:
Senior credit facilities and other long-term debt	$52,887	$—	$16,700	$36,187	$—
Senior subordinated notes	165,000	—	—	—	165,000
Convertible subordinated notes	50,000	—	—	—	50,000

Total on balance sheet commitments	267,887	—	16,700	36,187	215,000

Off balance sheet commitments:
Operating leases	51,257	7,061	10,385	10,334	23,477
Royalty/licensing agreements	1,737	588	803	346	—
Contingent payments to Intersil (relating to purchase of Malaysian business)	3,475	3,475	—	—	—

Total off balance sheet commitments	56,469	11,124	11,188	10,680	23,477

Total commitments	$324,356	$11,124	$27,888	$46,867	$238,477

Our senior credit facilities, as amended, contain covenants restricting our operations and requiring that we meet specified financial tests. Our financial tests for 2002 were as follows: (1) a requirement to raise at least $20.0 million in junior capital by March 1, 2002, which was fulfilled by us through an underwritten public offering of our Class A common stock in January 2002 and (2) a minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization which is a Non-GAAP term defined in our lending agreement) requirement based on a rolling 12 months ending June 30, 2002 and September 30, 2002, of $31.0 million and $37.0 million, respectively, with no requirement for December 31, 2002. Our actual 12 months EBITDA for the period ended September 30, 2002 significantly exceeded the requirement. Beginning with the quarter ended December 31, 2002, the financial covenants will consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12 months calculation. There were no violations of the covenants under our senior credit facilities, as amended, through December 31, 2002.

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $13.3 million U.S. Dollars at December 31, 2002), was made by the Korean National Tax Administration, or NTA, relating to withholding tax not collected on the loan between our subsidiaries in Korea and Hungary. Withholding on the transactions in question is not required by the prevailing tax treaty. There were no further assessments made during the quarter ended December 31, 2002. We have appealed the assessment through the NTA’s Mutual Agreement Procedure and believe that the assessment will be overturned. As of December 31, 2002, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. We complied with the guarantee request on August 1, 2002. No further assessments have been made.

We believe that our existing cash balances, cash flows from operations and the available borrowings under our senior credit facilities of $50.0 million will provide sufficient cash resources to meet our projected operating and other cash requirements for the next twelve months. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of our senior credit facilities and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

Other than the covenants on the debt as discussed above, we have no performance guarantees or unconsolidated entities. Our off-balance sheet commitments are limited to equipment operating leases, royalty/license agreements, leases on office and manufacturing space and additional contingent incentive payments to Intersil. Our total off-balance sheet obligations are approximately $56.5 million.

In 2002, 2001, and 2000 cash provided by (used in) operations was $39.5 million, ($3.9) million, and $46.2 million, respectively. Cash from operations mainly consisted of net income (loss) plus depreciation and amortization as well as the write down of impaired assets in 2001 less utilization for working capital.

In 2002, 2001, and 2000 cash used in investing activities was $98.4 million, $59.0 million, and $130.5 million, respectively. In 2002, cash used in investing activities related mainly to net short-term investments of $10.0 million and property and equipment of $78.9 million. In 2001, cash used in investing activities mainly was invested in property and equipment. In 2000, in addition to the acquisition of property and equipment, cash was invested in the purchase of the Malaysian business, including purchased intellectual property.

In 2002, 2001, and 2000, cash provided by financing activities was $51.2 million, $85.9 million, and $71.0 million, respectively. Cash was mainly provided by or used in debt issuance, debt repayment, stock issuance, and stock redemption.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period in which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. We have determined that this standard will not have a material impact on our financial position and results of operations.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we have to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item and show it within income from continuing operations.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company has met the disclosure requirements of FIN 45 and believes that the adoption of the remaining provisions of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements and believes that the adoption of the remaining provisions of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

Acquisition of Malaysian Business

On June 30, 2000, we consummated our acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $71.5 million in cash and preferred stock, which was converted into common stock at the time of our initial public offering. The acquisition has been accounted for using the purchase method of accounting. In connection with the acquisition, we entered into a five-year supply agreement with Intersil to provide Intersil assembly and test services on an exclusive basis.

The terms of the acquisition of the Malaysian business require us to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones. We have recorded these contingent payments as additional purchase price when they are earned. In the event that Intersil was to achieve all the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the years ended December 31, 2002, 2001, and 2000, $6.6 million, $7.4 million, and $0.5 million, respectively, were paid for a cumulative total of $14.5 million. These payments increased the effective purchase price and were allocated to non-current assets. Additionally, in 2001, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business. As of December 31, 2002, deferred tax of $4.5 million has been recorded on all of these adjustments. This resulted in a further increase in non-current assets.

There was no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $56.2 million as of July 1, 2000. This amount has been allocated in full to non-current assets as summarized below:

Non-current asset	Estimated Fair Value	Initial Excess of Fair Value of Acquired Net Amounts Over Cost	Total Additional Purchase Price	Adjusted Fair Value
		(in millions)
Land and buildings	$27.9	$(11.1)	$4.0	$20.8
Plant and equipment	93.9	(36.9)	14.9	71.9
Intellectual property	20.9	(8.2)	2.5	15.2

	$142.7	$(56.2)	$21.4	$107.9

Intellectual property acquired along with the Malaysian business primarily consists of trade secrets and patents. The estimated average useful lives of these assets are between five and nine years.

An accrual of $7.4 million was established for expected costs of restructuring the Malaysian business. During the years ended December 31, 2001 and 2000, $2.5 million and $4.9 million of these non-recurring costs were paid in connection with the reorganization of the factory, product discontinuance and employee related costs. We began formulating exit plans and termination data during the due diligence relating to the acquisition of the Malaysian business. The accrual was originally comprised of $5.0 million for involuntary termination benefits and $2.4 million for other exit activities. Actual involuntary termination benefits and other exit costs amounted to $7.0 million and $0.4 million, respectively. The projected number of planned reductions in head count as a result of this planned restructuring was 380 employees, with an actual reduction of 373 employees. All restructuring activities were completed in the year ended December 31, 2001.

Intersil assigned to us patents, copyrights, and technical information used exclusively in or associated with the Malaysian business. Furthermore, Intersil granted to us a worldwide, non-exclusive, royalty-free license under other Intersil patents, copyright and technical information which is also used in or related to the operation of the Malaysian business. This license is perpetual and irrevocable. Any intellectual property rights in the bonding diagrams, test programs, maskworks and test boards uniquely related to the Intersil products for which we will provide packaging and test services under the supply agreement with Intersil are licensed to us only for use in providing those services.

The results of operations of the Malaysian business have been included within our results of operations for periods subsequent to June 30, 2000. Set forth below is our unaudited pro forma combined summary of operations for the year ended December 31, 2000, as if the acquisition had been made on January 1, 2000 (in thousands, except for per share amounts).

Pro Forma Disclosure

Year Ended December 31, 2000
(unaudited)
Net revenue	$536,326
Income before extraordinary item	9,165
Net income	6,775
Earnings per share
Basic	$0.10

Diluted	$0.10

Shares used in per share calculation:
Basic	68,367

Diluted	69,553

Initial Public Offering

In July 2000, a 0.38098771 for 1 reverse stock split was made on our common stock. All share and per share information presented herein has been restated to give effect to the stock split.

On August 8, 2000, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of our Class A common stock. In connection with the closing of the initial public offering, we issued 10,000,000 shares of Class A Common Stock for gross proceeds of $120.0 million. The total proceeds from the offering and a concurrent private placement of stock, net of issuance costs, were $135.0 million.

On August 18, 2000, in connection with the underwriters’ exercise of their over-allotment option to purchase additional shares of our Class A common stock, an additional 1,500,000 shares of Class A common stock for gross proceeds of $18.0 million were issued by us. Total proceeds from the issuance of the additional shares, net of issuance costs, was $16.9 million.

The net proceeds, amounting to $151.8 million, were used to redeem in full our Class B mandatorily redeemable preferred stock of $79.3 million and to repay debt of $64.2 million.

In connection with the closing of the initial public offering, all outstanding shares of Class A and Class C mandatorily redeemable preferred stock were automatically converted into an aggregate of 4,349,254 shares of Class A common stock.

Secondary Public Offerings

On January 30, 2002, we sold 10,000,000 shares of Class A common stock in an underwritten public offering for $6.00 per share. On February 14, 2002, we sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriters’ exercise of their over-allotment option for $6.00 per share. In connection with these sales, we received net proceeds of approximately $63.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.3 million was used for general corporate purposes.

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

Sources and Use of Funds From Issuances of Common Stock in 2002

	January Offering	May Offering	Totals
Source of funds:
Gross proceeds from issuance of common stock	$68,554	$105,000	$173,554
Less related issuance costs	(4,768)	(5,830)	(10,598)

Net proceeds from issuance of common stock	$63,786	$99,170	$162,956

Use of funds:
Repayment of senior credit facilities	$62,438	$50,000	$112,438
General corporate purposes	1,348	49,170	50,518

	$63,786	$99,170	$162,956

In June 2002, we utilized $50.0 million of the public offering proceeds to extinguish term loan A and the capital expenditure loan and substantially pay down term loan B under the senior credit facilities. As a result, capitalized debt issuance costs of $3.0 million were written off and the expense is included in the year ended December 31, 2002 as an extraordinary item with no comparable results for the same period in 2001. There was no tax benefit for the write off because the costs were written off in a tax jurisdiction that provides no such benefit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We have no derivative financial instruments. We have long-term debt that carries fixed and variable interest rates. A fluctuation in interest rates of 1% would increase our annual interest charge by approximately $0.9 million. The exposure to foreign currency gains and losses has been significantly mitigated by the fact that we negotiated with the large majority of our material and equipment suppliers to denominate purchase transactions in U.S. Dollars.

For the years ended December 31, 2002, 2001 and 2000, we generated approximately 11.3%, 8.1%, and 16.7% of total revenue, respectively, from international markets. In addition, all of the facilities currently used to provide packaging services are located in China, Malaysia and South Korea. Moreover, many of our customers’ operations are located in countries outside of the United States of America. We cannot determine if our future operations and earnings will be affected by new laws, new regulations, a volatile political climate, armed conflicts, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the United States of America particularly in China, Malaysia and South Korea. If future operations are negatively affected by these changes, sales or profits may suffer.

Investment and Interest Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and short-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments.

Our results are only affected by the interest rate changes to variable rate short-term borrowings. Due to the short-term nature of these borrowings, an immediate change to interest rates is not expected to have a material effect on our results. Our long-term bonds bear a fixed interest rate and the interest does not fluctuate with changes in short-term or long-term rates.

Foreign Currency Risk

Based on our overall currency rate exposure at December 31, 2002, a near term 10% appreciation or depreciation in the value of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. There can be no assurance, however, that there will not be a material impact further in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2002

Report of Independent Accountants

To the Stockholders and Board of Directors of ChipPAC, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of ChipPAC, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 28, 2003

ChipPAC, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)

	December 31, 2002	December 31, 2001
Assets:
Current assets:
Cash and cash equivalents	$34,173	$41,872
Short-term investments	10,000	—
Accounts receivable, less allowance for doubtful accounts of $391 and $449	38,793	32,034
Inventories (Note 6)	15,299	12,481
Prepaid expenses and other current assets	5,285	4,515

Total current assets	103,550	90,902
Property, plant and equipment, net (Note 6)	336,397	304,650
Other assets (Note 6)	30,257	35,163

Total assets	$470,204	$430,715

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Revolving loans	$—	$50,000
Accounts payable	39,755	31,045
Accrued expenses and other current liabilities (Note 6)	29,400	27,838
Current portion of long-term debt	—	—

Total current liabilities	69,155	108,883
Long-term debt, less current portion	217,887	283,627
Convertible subordinated notes	50,000	50,000
Other long-term liabilities	17,618	11,431

Total liabilities	354,660	453,941

Commitments and contingencies (Note 13 and 18)

Stockholders’ equity (deficit):
Common stock, Class A—par value $0.01 per share; 250,000 shares authorized, 94,093 and 69,404 shares issued and outstanding at December 31, 2002 and 2001	941	694
Common stock, Class B—par value $0.01 per share; 250,000 shares, no shares issued or outstanding at December 31, 2002 and 2001	—	—
Additional paid-in capital	276,916	110,043
Receivable from stockholders	(480)	(985)
Accumulated other comprehensive income	9,169	9,169
Accumulated deficit	(171,002)	(142,147)

Total stockholders’ equity (deficit)	115,544	(23,226)

Total liabilities and stockholders’ equity (deficit)	$470,204	$430,715

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amount)

	For the Years Ended December 31,
	2002	2001	2000
Revenue	$363,666	$328,701	$494,411
Cost of revenue	308,065	297,588	385,267

Gross profit	55,601	31,113	109,144

Operating expenses:
Selling, general and administrative	38,159	31,199	34,799
Research and development	10,110	14,223	12,015
Restructuring, write down of impaired assets and other charges	(661)	40,920	—

Total operating expenses	47,608	86,342	46,814

Operating income (loss)	7,993	(55,229)	62,330

Non-operating (income) expenses:
Interest expense	31,986	37,214	39,432
Interest income	(626)	(688)	(843)
Foreign currency loss (gains)	1,029	(187)	(2,168)
Other (income) expenses, net	(546)	(410)	7,849

Total non-operating (income) expenses	31,843	35,929	44,270

Income (loss) before income taxes and extraordinary item	(23,850)	(91,158)	18,060
Provision for income taxes	2,000	2,578	3,614

Income (loss) before extraordinary item	(25,850)	(93,736)	14,446
Extraordinary item:
Loss from early extinguishment of debt, net of related income tax benefit	3,005	—	2,390

Net income (loss)	(28,855)	(93,736)	12,056
Accretion of dividends on mandatorily redeemable preferred stock	—	—	(8,197)
Accretion of recorded value of the Intel warrant	—	—	(990)

Net income (loss) available to common stockholders	$(28,855)	$(93,736)	$2,869

Income (loss) per share available to common stockholders before extraordinary item
Basic	$(0.30)	$(1.36)	$0.09
Diluted	$(0.30)	$(1.36)	$0.09

Extraordinary item
Basic	$(0.03)	$—	$(0.04)
Diluted	$(0.03)	$—	$(0.04)

Net income (loss) per share available to common stockholders
Basic	$(0.33)	$(1.36)	$0.05
Diluted	$(0.33)	$(1.36)	$0.05

Shares used in per share calculation:
Basic	87,430	68,878	57,067
Diluted	87,430	68,878	58,253

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Warrants Class A Common Stock	Additional Paid in Capital	Receivable from Stockholders	Accumulated other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount
Balance as of December 31, 1999	40,655	$407	$1,250	$(81,304)	$(1,128)	$9,169	$(51,280)	$(122,886)
Repayment of amount due from stockholders					185			185
Sale of common stock	510	5	—	1,181	(562)	—	—	624
Common stock repurchased by Company during the year	(61)	(1)	—	(39)	—	—	—	(40)
Conversion of preferred stock to common stock	4,349	43	—	28,588	—	—	—	28,631
Exercise of stock options	45	1	—	20	—	—	—	21
Accretion of recorded value of Intel warrant	—	—	—	—	—	—	(990)	(990)
Dividend accretion of mandatorily redeemable preferred stock	—	—	—	—	—	—	(8,197)	(8,197)
Issuance of common stock to Class L stockholders	8,880	89	—	(89)	—	—	—	—
Stock issued in connection with termination of management advisory agreement	367	4	—	4,396	—	—	—	4,400
Stock issued at IPO, net of issuance cost of $11,108	13,693	137	—	151,756	—	—	—	151,893
Net income	—	—	—	—	—	—	12,056	12,056

Balance as of December 31, 2000	68,438	685	1,250	104,509	(1,505)	9,169	(48,411)	65,697
Repayment of amount due from stockholders	—	—	—	—	520	—	—	520
Expiration of Intel Warrant	—	—	(1,250)	1,250	—	—	—	—
Employee stock purchases	922	9	—	4,117	—	—	—	4,126
Common stock repurchased by Company during the year	(63)	(1)	—	(18)	—	—	—	(19)
Exercise of stock options	107	1	—	185	—	—	—	186
Net loss	—	—	—	—	—	—	(93,736)	(93,736)

Balance as of December 31, 2001	69,404	694	—	110,043	(985)	9,169	(142,147)	(23,226)
Repayment of amount due from stockholders	—	—	—	—	505	—	—	505
Employee stock purchases	1,092	11	—	3,324	—	—	—	3,335
Common stock repurchased by Company during the year	(71)	(1)	—	(23)	—	—	—	(24)
Exercise of stock options	242	3	—	850	—	—	—	853
Stock issued at public offerings, net of issuance cost of $10,598	23,426	234	—	162,722	—	—	—	162,956
Net loss	—	—	—	—	—	—	(28,855)	(28,855)

Balance as of December 31, 2002	94,093	$941	$—	$276,916	$(480)	$9,169	$(171,002)	$115,544

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(28,855)	$(93,736)	$12,056
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,949	59,909	45,049
Debt issuance cost amortization	2,281	2,112	1,950
Deferred tax	(121)	1,636	2,029
Write down of impaired assets	—	34,688	—
Extraordinary loss on early debt extinguishment	3,005	—	2,390
Non-cash termination fees	—	—	4,400
Foreign currency (gain) loss	1,029	(187)	(2,168)
Gain on sale of equipment	(50)	(1)	(93)
Changes in assets and liabilities:
Accounts receivable	(6,759)	13,870	(3,519)
Inventories	(2,818)	8,769	(155)
Prepaid expenses and other current assets	(770)	2,205	(4,334)
Other assets	(415)	2,866	(14,048)
Accounts payable	8,710	(23,618)	(2,499)
Accrued expenses and other current liabilities	1,562	(11,919)	1,859
Other long-term liabilities	3,798	(510)	3,297

Net cash provided by (used in) operating activities	39,546	(3,916)	46,214

Cash flows from investing activities:
Purchase of short-term investments	(39,699)	—	—
Proceeds from sale of short-term investments	29,699	—	—
Acquisition of intangible assets	(3,362)	(6,156)	—
Acquisition of property and equipment	(78,910)	(46,392)	(93,174)
Proceeds from sale of equipment	488	965	17,549
Malaysian acquisition, net of cash and cash equivalents acquired	(6,643)	(7,399)	(54,835)

Net cash used in investing activities	(98,427)	(58,982)	(130,460)

Cash flows from financing activities:
Advances to affiliates	—	—	(434)
Proceeds from revolving loans	105,596	84,633	45,600
Repayment of revolving loans	(155,596)	(49,234)	(37,800)
Net proceeds from long term debt	16,700	79,085	63,660
Increase in debt issuance costs	(703)	(4,520)	—
Repayment of long-term debt	(82,440)	(28,857)	(73,460)
Repayment of notes from stockholders	505	520	185
Proceeds from common stock issuances	167,144	4,312	152,578
Repurchase of common stock	(24)	(19)	(40)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2002	2001	2000
Redemption of Class B preferred stock	—	—	(79,310)

Net cash provided by financing activities	51,182	85,920	70,979

Net increase (decrease) in cash and cash equivalents	(7,699)	23,022	(13,267)
Cash and cash equivalents at beginning of year	41,872	18,850	32,117

Cash and cash equivalents at end of year	$34,173	$41,872	$18,850

Supplemental disclosure of noncash investing and financing activities
Dividend declared and accreted	$—	$—	$(8,197)

Accretion of recorded value of Intel warrant	$—	$—	$(990)

Sale of common stock for stockholder notes	$—	$—	$562

Supplemental disclosure of cash flow information
Income taxes paid in cash	$988	$666	$4,011

Interest paid in cash	$31,504	$33,659	$36,865

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

Notes to Consolidated Financial Statements

Note 1: Business, Recapitalization and Merger

Business and Organization

ChipPAC, Inc. and its subsidiaries (the “Company” or “ChipPAC”) provide packaging and testing services to the semiconductor industry, with service offerings in communications, computing, consumer, automotive, industrial and multi-applications end markets. The Company packages and tests integrated circuits from wafers provided by its customers. The Company markets its services worldwide, with emphasis on the North American market, based on the headquarters of the Company’s customers. The Company’s packaging and testing operations are located in the Republic of Korea (“South Korea” or “Korea”), the People’s Republic of China (“China”) and Malaysia.

Recapitalization and Merger

Prior to August 5, 1999, the Company represented the combination of four business units of Hyundai Electronics Industries Co., Ltd. (currently Hynix Semiconductor, Inc.) (“HEI”) which operated collectively as HEI’s worldwide packaging and testing operations.

On August 5, 1999, affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital, Ltd., which we refer to collectively as the “Equity Investors,” and management acquired a controlling interest in the Company from HEI and Hyundai Electronics America (“HEA”) through a series of transactions, including a merger into ChipPAC, Inc. of a special purpose corporation organized by the Equity Investors. The merger was structured to be accounted for as a recapitalization.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The financial statements for the years ended December 31, 2002, 2001 and 2000, have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses in the financial statements and accompanying notes. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; revenue reductions relating to customer programs and incentive offerings; allowances for doubtful accounts, customer returns, and deferred tax assets; inventory realizability and contingent liabilities, among others. Actual results could differ from the estimates, and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market funds at December 31, 2002 and 2001.

Short-term Investments

The Company invests excess cash in auction rate corporate notes which are high-quality and easily marketable instruments to ensure cash is readily available for use in current operations. These instruments have maturity terms of generally 30 days or less. Short-term investments are categorized as available for sale and recorded at market. Due to the short-term nature of these investments, cost approximates market value. The average interest rates on the cash and cash equivalents and short-term investments were 1.4% and 2.1%, respectively.

Financial Instruments

The amounts reported for cash and cash equivalents, short-term investments, accounts receivable, certain other assets, accounts payable, certain accrued and other liabilities, short-term and long-term debt approximate fair value due to their short maturities or market interest rates. As of December 31, 2002, our senior subordinated notes, which have a fixed interest rate, were trading at 105.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income (loss) includes all changes in equity during a period from transactions and events from non owner sources. In the years ended December 31, 2002, 2001 and 2000, comprehensive income (loss) equaled net income (loss).

Inventories

Inventories are stated at the lower of cost (computed using the first-in, first-out method) or market value. The Company generally does not take ownership of its customer supplied semiconductors. The risk of loss associated with the customer supplied semiconductors remains with the customer. These customer supplied semiconductors are not included as part of the Company’s inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company uses the straight-line method to depreciate machinery and equipment over their estimated useful lives from three to eight years. Building facilities and building improvements located in the Shanghai, China facilities are depreciated over 20 years. Building facilities and building improvements in the Kuala Lumpur, Malaysia facilities are depreciated over 25 and 17 years, respectively. Land use rights in Shanghai, China and Kuala Lumpur, Malaysia are amortized over 50 and 99 years, respectively. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term.

Intangibles

Intangibles are amortized over their useful lives on a straight-line basis over a period of three to nine years.

Long-Lived Assets

Long-lived assets held by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of carrying amounts to future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount to which the carrying amount of the assets exceeds the fair value of the asset.

Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and cash and cash equivalents.

The Company’s customers are comprised of companies in the semiconductor industry located primarily in the United States of America. Credit risk with respect to the Company’s trade receivables is mitigated by selling to well established companies, performing ongoing credit evaluations and maintaining frequent contact with customers. The allowance for doubtful accounts is based upon the expected collectability of the Company’s accounts receivable.

At December 31, 2002, three customers accounted for 16%, 15% and 11% of the outstanding trade receivables. At December 31, 2001, three customers accounted for 19%, 12% and 11% of the outstanding trade receivables. Loss of or default by these customers could have an adverse effect upon the Company’s financial position, results of operations and cash flows.

Cash and cash equivalents are deposited with banks in the United States of America, South Korea, China, Malaysia, Barbados, British Virgin Islands, Luxembourg, and Hungary. Deposits in these banks may exceed the amount of insurance provided on such deposits; however, the Company is exposed to loss only to the extent of the amount of cash and cash equivalents reflected on its balance sheets. The Company has not experienced any losses to date on its bank cash deposits.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Revenue Recognition

The Company recognizes revenue, net of rebates and discounts, upon completion of services, generally at the time of shipment of packaged semiconductors to its customers. The Company generally does not take ownership of customer supplied semiconductors as these materials are sent to the Company on a consignment basis. Accordingly, the value of the customer supplied materials are neither reflected in revenue nor in cost of revenue. The Company warrants its services; warranty claims historically have been insignificant.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Accounting for Income Taxes

The Company accounts for deferred income taxes using the liability method whereby deferred tax assets and liabilities are recorded for temporary differences between amounts reported in the financial statements and amounts that are reported in the Company’s income tax returns. A valuation allowance is provided for deferred tax assets when management cannot conclude, based on the available evidence, that it is more likely than not that all or a portion of the deferred tax assets will be realized through future operations. The provision for income taxes represents taxes that are payable for the current period, plus the net change in deferred tax amounts.

Computation of Net Income per Share of Common Stock

Basic net income available to common stockholders per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares result from stock options and the convertible subordinated notes.

Foreign Exchange Contracts

The Company has not entered into any foreign exchange contracts since 1999, and accordingly, no gains and losses were recorded in the years ended December 31, 2002, 2001 and 2000.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the U.S. dollar. Therefore, gains and losses resulting from translation from local currencies to the U.S. dollar are included in determining net income or loss for the period.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Stock-Based Compensation

At December 31, 2002, the Company had three stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net income (loss) as reported	$(28,855)	$(93,736)	$2,869
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,581)	(6,130)	(2,111)

Pro forma net income (loss)	$(33,436)	$(99,866)	$758

Earnings (loss) per share as reported:
Basic	$(0.33)	$(1.36)	$0.05
Diluted	$(0.33)	$(1.36)	$0.05

Pro forma earnings (loss) per share:
Basic	$(0.38)	$(1.45)	$0.01
Diluted	$(0.38)	$(1.45)	$0.01

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has determined that this standard will not have a material impact on its financial position and results of operations.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the Company has to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item and show it within income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter of fiscal year 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company has met the disclosure requirements of FIN 45 and believes that the adoption of the remaining provisions of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements and believes that the adoption of the remaining provisions of this standard will have no material impact on its financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 3: Acquisition of Malaysian Business

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia along with related intellectual property for approximately $71.5 million in cash and preferred stock, which was converted into common stock at the time of the initial public offering. The acquisition has been accounted for using the purchase method of accounting. In connection with the acquisition, the Company entered into a five-year supply agreement with Intersil to provide Intersil assembly and test services on an exclusive basis.

The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller’s packaging business. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil was to achieve all the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the years ended December 31, 2002, 2001 and 2000, $6.6 million, $7.4 million, and $0.5 million, respectively, were paid for a cumulative total of $14.5 million. These payments increased the effective purchase price and were allocated to non-current assets. Additionally, in 2000, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business. As of December 31, 2002, deferred tax of $4.5 million has been recorded on all of these adjustments. This resulted in a further increase in non-current assets.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

There was no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $56.2 million as of July 1, 2000. This amount has been allocated in full to non-current assets as summarized below:

Non-current asset	Estimated Fair Value	Initial Excess of Fair Value of Acquired Net Amounts Over Cost	Total Additional Purchase Price	Adjusted Value
		(in millions)
Land and buildings	$27.9	$(11.1)	$4.0	$20.8
Plant and equipment	93.9	(36.9)	14.9	71.9
Intellectual property	20.9	(8.2)	2.5	15.2

	$142.7	$(56.2)	$21.4	$107.9

Intellectual property acquired along with the Malaysian business primarily consists of trade secrets and patents. The estimated average useful lives of these assets are between five and nine years.

An accrual of $7.4 million was established for expected costs of restructuring the Malaysian business. During the years ended December 31, 2001 and 2000, $2.5 million and $4.9 million of these non-recurring costs were paid in connection with the Company’s factory reorganization, product discontinuance and employee related costs. The Company began formulating exit plans and termination data during the due diligence relating to the acquisition of the Malaysian business. The accrual was originally comprised of $5.0 million for involuntary termination benefits and $2.4 million for other exit activities. Actual involuntary termination benefits and other exit costs amounted to $7.0 million and $0.4 million, respectively. The projected number of planned reductions in head count as a result of this planned restructuring was 380 employees, with an actual reduction of 373 employees. All restructuring activities were completed in the year ended December 31, 2001.

Intersil assigned to the Company patents, copyrights, and technical information used exclusively in or associated with the Malaysian business. Furthermore, Intersil granted a worldwide, non-exclusive, royalty-free license under other Intersil patents, copyright and technical information, to the Company, which is also used in or related to the operation of the Malaysian business. This license is perpetual and irrevocable. Any intellectual property rights in the bonding diagrams, test programs, maskworks and test boards uniquely related to the Intersil products for which the Company will provide packaging and test services under the supply agreement with Intersil are licensed to the Company only for use in providing those services.

The results of operations of the Malaysian business have been included within the Company’s results of operations for periods subsequent to June 30, 2000. Set forth below is the unaudited pro forma combined summary of operations of the Company for the year ended December 31, 2000, as if the acquisition had been made on January 1, 2000 (in thousands, except for per share amounts).

Pro Forma Disclosure

Year Ended December 31, 2000
(unaudited)
Net revenue	$536,326
Income before extraordinary item	9,165
Net income	6,775

Earnings per share
Basic	$0.10

Diluted	$0.10

Shares used in per share calculation:
Basic	68,367

Diluted	69,553

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

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

The Company agreed to terminate the advisory agreements with the Equity Investors upon the closing of the initial public offering for a one-time aggregate payment of $8.0 million consisting of a $3.6 million cash payment and the issuance of $4.4 million of the Company’s Class A common stock at a price per share equal to the initial public offering price of $12.00 per share. There were no active consulting projects involving the Equity Investors at the time the agreements were cancelled. The one-time charge to income of $8.0 million was classified as other expense and was made in the third quarter of fiscal 2000 for the termination of these agreements.

Note 5: Risks and Uncertainties

Industry

The Company’s business involves certain risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on a cyclical industry that is characterized by rapid technological changes, fluctuations in end-user demands, availability of materials and equipment, evolving industry standards, competitive pricing and declines in average selling prices, risks associated with foreign currencies, and enforcement of intellectual property rights. Additionally, the market in which the Company operates is very competitive. As a result of these industry and market characteristics, key elements of competition in the independent semiconductor packaging market include breadth of packaging offerings, time-to-market, technical competence, design services, quality, production yields, reliability of customer service and price.

As a result of difficult business and market conditions in the semiconductor industry, the Company incurred net losses of $28.9 million and $93.7 million for the years ended December 31, 2002 and 2001, respectively. The Company completed two equity offerings in 2002 (see note 12) providing net proceeds of $163.0 million and used $112.4 million to repay debt. The Company believes that its existing cash balances, cash flows from operations and the available borrowings under the senior credit facilities of $50.0 million will provide sufficient cash resources to meet the projected operating and other cash requirements for the next twelve months. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on the Company. The Company may require capital sooner than currently expected. The Company cannot assure that additional financing will be available when it is needed or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior credit facilities and senior subordinated notes significantly reduce the Company’s ability to incur additional debt. Failure to obtain any such additional financing, if required, could have a material adverse effect on the Company.

The Company reduced the concentration of its customers that make up more than 10.0% of sales from two customers in the year 2000 accounting for 47.0%, three customers in the year 2001 accounting for 51.3% of total revenue, to five customers in 2002 accounting for 66.3% of total revenue. Nonetheless, any decommitment from any major customer for products could have an adverse impact on the Company’s financial position, results of operations and cash flows.

In 2002, 2001 and 2000, the Company had five, three and two customers, which each accounted for more than 10.0% of sales, respectively. These customers include Atmel, Fairchild, Intel, Intersil, LSI Logic and nVIDIA.

Other

South Korean, Chinese, and Malaysian foreign currency exchange regulations may place restrictions on the flow of foreign funds into and out of those countries. The Company is required to comply with these regulations when entering into transactions in foreign currencies in South Korea, China and Malaysia. As of December 31, 2002 and 2001, there were no restrictions on foreign funds flow.

The Company procures materials from local vendors in the ordinary course of business. Three vendors in South Korea supply approximately 43.0% of the Company’s component parts used in performing packaging services. Loss of a major supplier could have an adverse impact on the Company’s financial position, results of operations and cash flows.

Note 6: Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	December 31,
	2002	2001
Raw materials	$11,198	$7,949
Work in process	3,293	3,080
Finished goods	808	1,452

	$15,299	$12,481

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Property, plant and equipment were comprised of the following (in thousands):

	December 31,
	2002	2001
Land use rights	$12,368	$11,969
Buildings and improvements	78,021	63,258
Equipment	518,093	457,171

	608,482	532,398
Less accumulated depreciation and amortization	(272,085)	(227,748)

	$336,397	$304,650

Land use rights represent payments made to secure, on a fully paid-up basis, the use of the property where the Company’s facilities are located in Shanghai, China and Kuala Lumpur, Malaysia for a period of 50 and 99 years, respectively. These land use rights expire in the year 2044 for Shanghai, China and in the year 2086 for Kuala Lumpur, Malaysia.

Effective January 1, 2000, the Company re-evaluated the estimated useful lives of equipment. Based on the Company’s assessment of the data gathered, estimated useful lives of assembly and test product equipment and furniture and fixtures were changed from five years to eight years. Previously, such equipment was depreciated on a straight-line basis over an estimated useful life of five years. For all periods presented, useful lives of eight years have been consistently applied to these property, plant and equipment categories.

Other assets were comprised of the following (in thousands):

	December 31,
	2002	2001
Deposits	$836	$1,603
Long-term employee loans	802	652
Debt issuance costs, net of amortization of $5,944 and $7,226	10,132	14,715
Intangibles, net of amortization of $17,087 and $12,015	17,300	18,038
Other	1,187	155

	$30,257	$35,163

Intangible assets balances as of December 31, 2002 are summarized as follows (in thousands):

	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$15,734	$4,980	$10,754
Software and software development	14,231	8,460	5,771
Licenses	4,422	3,647	775

	$34,387	$17,087	$17,300

Amortization expense for intangible assets is summarized as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Intellectual property	$2,121	$1,955	$904
Software and software development	2,554	2,483	3,423
Licenses	397	2,812	438

	$5,072	$7,250	$4,765

Intangible assets are being amortized over estimated useful lives of three to nine years. Estimated future amortization expense is as follows (in thousands):

2003	$5,069
2004	4,251
2005	4,164
2006	2,559
2007	1,257
Thereafter	—

Total	$17,300

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Debt issuance costs of $16.8 million were incurred in 2000 and 1999 as a result of raising $300.0 million of debt in connection with the recapitalization and approximately $55.8 million of debt in connection with the Malaysian acquisition, respectively. In June 2001, the Company issued $50.0 million of convertible subordinated notes and $15.0 million of senior subordinated notes in a private placement. Debt issuance costs of $0.7 million and $4.5 million were incurred in 2002 and 2001, respectively, in connection with the issuance of these debt obligations.

On early retirement of certain debt with proceeds from the secondary public offerings and the initial public offering, the Company recorded an extraordinary loss of $3.0 million, net of related tax benefit in the year ended December 31, 2002 and $2.4 million, net of related tax benefit, in the year ended December 31, 2000 principally representing the write-down of debt issuance costs. There was no extraordinary item in 2001.

Accrued expenses and other liabilities were comprised of the following (in thousands):

	December 31,
	2002	2001
Payroll and related items	$14,778	$9,696
Interest payable	9,210	10,954
Other expenses	5,412	7,188

	$29,400	$27,838

Note 7: Restructuring, write down of impaired assets and other charges

2002

In 2002, the Company utilized $0.3 million of the restructuring accrual for reductions in workforce in its South Korean operations and wrote off the executive officer loans against the related $1.5 million loan loss reserve. In 2002, the Company completed another 92 of the planned 751 employee separations. Cumulatively the Company has completed 646 of the planned 751 employee separations at December 31, 2002. Due to stronger than expected performance from the South Korean subsidiary and the sale of its plating line in Korea which had been planned to be shut down, reserve releases in the amount of $1.3 million were credited to restructuring charges in the statement of operations for the year ended December 31, 2002. There are no further terminations or other restructuring activities planned for which amounts were reserved in 2001. This credit of $1.3 million was reduced by a restructuring action in the Malaysian plant in which $0.6 million was incurred to terminate 30 employees. This action was not included in the 2001 reserves.

2001

In the first and fourth quarters of 2001, ChipPAC’s management approved restructuring plans to realign its organization and reduce operating costs. These actions were designed to better align ChipPAC’s workforce with the decrease in demand and to reduce selling, general, and administrative expenses. These plans were a combination of reductions in force and furloughs. Accordingly, ChipPAC planned to reduce associated employee positions by approximately 554 and 197 worldwide in connection with the first and fourth quarter plans, respectively. Restructuring and related charges of $3.0 million and $3.3 million were expensed during the first and fourth quarters of 2001, respectively. The entire first quarter charge was related to employee separations and furloughs. The fourth quarter charge was comprised of $1.8 million related to employee separations and a $1.5 million loan loss reserve for executive officer loans. Employee separation benefits under each plan were similar and included severance, medical and other benefits. As of December 31, 2001, ChipPAC completed 554 of the planned 751 employee separations and all of the furloughs planned for 2001.

Components of accrued restructuring costs and amounts charged for restructuring as of December 31, 2002 were as follows (in thousands):

	Beginning Accrual	Expenditures	December 31, 2001	Adjustments	Expenditures	December 31, 2002
Employee separations	$4,732	$(3,100)	$1,632	$(1,283)	$(349)	$—
Loan loss reserve	1,500	—	1,500	—	(1,500)	—

	$6,232	$(3,100)	$3,132	$(1,283)	$(1,849)	$—

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to be generated by an asset to its carrying value. If an asset is considered impaired, the asset is written down to fair value which is either determined based on discounted cash flows or appraised or estimated values, depending on the nature of the asset. During the year ended December 31, 2001, the Company wrote down impaired assets by $34.7 million. The asset write down related primarily to the Company’s manufacturing assets in the assembly and test facilities in South Korea and Malaysia. The Company determined that due to excess capacity, the future expected cash flows related to equipment for certain package types would not be sufficient to recover the carrying value of the manufacturing equipment in the facility for those package types. The carrying values of these assets were written down to the estimated fair value and were continued to be depreciated over their remaining useful lives.

Note 8: Dividends Accreted

	2002	2001	2000
(in thousands)
Preferred Stock, Class A (“Intel Preferred Stock”)	$—	$—	$620
Preferred Stock, Class B (“Hyundai Preferred Stock”)	—	—	5,756
Preferred Stock, Class C (“Intersil Preferred Stock”)	—	—	1,821

	$—	$—	$8,197

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

Dividends on the Intersil Preferred Stock were accrued on a daily basis at a rate of 5.0% per annum. Accumulated and unpaid dividends were recorded as part of Mandatorily Redeemable Preferred Stock. Total dividends and liquidation value of $17.6 million were converted into 1,548,816 shares of common stock at the initial public offering.

Note 9: Earnings per Share

Statement of Accounting Standards No. 128 (“SFAS 128”) requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share (“EPS”) is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of shares of common stock and all potentially dilutive shares of common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes.

As of December 31, 2002, there were options outstanding to purchase 6.4 million shares of Class A common stock with a weighted average exercise price of $4.14, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect would have been antidilutive. The Company also has outstanding $50.0 million of convertible subordinated notes, which are convertible into approximately 5.0 million shares of Class A common stock but were not included in diluted earnings per share as their effect would also have been antidilutive. Had these options and the convertible subordinated notes been included in the diluted earnings per share counts, the total of weighted average shares of Class A common stock would have been 98,828,000 shares.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	December 31, 2002			December 31, 2001			December 31, 2000
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Income (loss) per share available to common stockholder before extraordinary item	$(25,850)	87,430	$(0.30)	$(93,736)	68,878	$(1.36)	$5,259	57,067	$0.09
Effect of dilutive securities:
Stock options and warrants		—			—			1,186
Diluted EPS:
Income (loss) per share available to common stockholder before extraordinary item	$(25,850)	87,430	$(0.30)	$(93,736)	68,878	$(1.36)	$5,259	58,253	$0.09
Basic EPS:
Extraordinary item	$3,005	87,430	$(0.03)	$—		$—	$2,390	57,067	$(0.04)
Effect of dilutive securities:
Stock options and warrants		—			—			1,186
Diluted EPS:
Extraordinary item	$3,005	87,430	$(0.03)	$—	—	$—	$2,390	58,253	$(0.04)
Basic EPS:
Net Income (loss) per share available to common stockholders	$(28,855)	87,430	$(0.33)	$(93,736)	68,878	$(1.36)	$2,869	57,067	$0.05
Effects of dilutive securities:
Stock options and warrants		—			—			1,186
Diluted EPS
Net Income (loss) per share available to common stockholders	$(28,855)	87,430	$(0.33)	$(93,736)	68,878	$(1.36)	$2,869	58,253	$0.05

Note 10: Segments and Geographic Information

The Company is engaged in one industry segment, the packaging and testing of integrated circuits.

The following table describes the composition of revenue by product group and test services, as a percentage of total revenue:

	Year Ended December 31,
	2002	2001	2000
Substrate	50.9%	46.0%	55.8%
Lead frame	33.6	40.2	35.0
Test	15.5	13.8	9.2

Total	100.0%	100.0%	100.0%

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Revenue from unaffiliated customers is based on the geographic location of each customer’s principal place of business. The Company’s sales by geographic location of the customer were as follows (in thousands):

	Years Ended December 31,
Region	2002	2001	2000
USA	$323,663	$302,405	$410,361
Asia	36,367	19,722	69,128
Europe	3,636	6,574	14,832

Total	$363,666	$328,701	$494,411

The following table presents long-lived identifiable assets based on the location of the asset (in thousands):

	December 31,
	2002	2001
United States	$9,079	$10,373
British Virgin Islands	18,928	23,151
South Korea	142,630	122,255
China	103,177	101,183
Malaysia	92,840	82,851

	$366,654	$399,813

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Note 11: Term Debt and Credit Facilities

Under the terms of the recapitalization and merger in 1999 all short and long-term debt, loans and leases and other credit facilities existing prior to the recapitalization were terminated at the recapitalization date.

To finance part of the recapitalization, the Company borrowed $300.0 million of new debt, comprising $150.0 million of term loans and $150.0 million of senior subordinated notes. The term loans bear interest based on the London Interbank Offered Rate (LIBOR, 1.43% at December 31, 2002) plus 4.3% and the senior subordinated notes bear interest at 12.75% per annum. The senior subordinated notes mature on August 1, 2009. If a change of control occurs, the Company may be required to allow holders of the senior subordinated notes to sell the Company their notes at a purchase price of 101.0% of the principal amount of the notes, plus accrued and unpaid interest. Interest is payable semi-annually for the senior subordinated notes and quarterly for the term loans.

At December 31, 2002, the Company has a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of the senior credit facilities. The revolving credit line under the senior credit facilities matures on July 31, 2005. As of December 31, 2002, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to the Company.

In June 2001, the Company issued $50.0 million of convertible subordinated notes and $15.0 million of senior subordinated notes in a private placement. The convertible subordinated notes bear interest of 8.0% per annum and mature on June 15, 2011. The senior subordinated notes bear interest at 12.75% per annum and mature on August 1, 2009. A majority of the proceeds from these sales were used to pay down the term loans and revolving loans.

As of December 31, 2002, the Company’s debt consisted of $267.9 million of borrowings, which was comprised of $36.2 million in term loans, $165.0 million of senior subordinated notes, $50.0 million of convertible subordinated notes and $16.7 million in foreign loans. The foreign loan was established with Cho Hung Bank of South Korea in 2002 providing $16.7 million utilized for general corporate purposes. As of December 31, 2002, the Company had all $16.7 million outstanding with an interest rate of 4.18%. This loan matures in 2004.

The Company has also established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $10.2 million and $8.0 million, respectively. As of December 31, 2002, there were no outstanding borrowings against these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility.

The Company’s senior credit facilities, as amended, contain covenants restricting the Company’s operations and requiring that the Company meet specified financial tests. The financial tests for 2002 were as follows: (1) a requirement to raise at least $20.0 million in junior capital by March 1, 2002, which was fulfilled by the Company through an underwritten public offering of Class A common stock in January 2002 and (2) a minimum EBITDA requirement based on a rolling 12 months ended June 30, 2002 and September 30, 2002, of $31.0 million and $37.0 million, respectively, with no requirement for December 31, 2002. Beginning with the quarter ended December 31, 2002, the financial covenants consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12 months calculation. There were no violations of the covenants under the senior credit facilities, as amended, through December 31, 2002.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Future maturities of long-term debt at December 31, 2002 were as follows (in thousands):

Year Ended December 31,
2003	$—
2004	—
2005	16,700
2006	36,187
2007	—
2008	—
2009	165,000
2010	—
2011	50,000

$267,887
Less current portion	—

Non current portion	$267,887

Substantially all assets of the ChipPAC consolidated group, with the exception of the Chinese non-guarantor entity, ChipPAC Shanghai, have been pledged as collateral under the term debt and revolving credit facilities agreement put in place on August 5, 1999. The indenture governing the 12.75% senior subordinated notes has been fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis by the parent company and the guaranteeing subsidiaries. See Note 19.—Supplemental Financial Statements of Guarantor/Non-Guarantor Entities.

On early retirement of certain debt upon the secondary public offerings and the initial public offering, the Company recorded an extraordinary loss of $3.0 million, net of related tax benefit in the year ended December 31, 2002 and $2.4 million, net of related tax benefit, in the year ended December 31, 2000 principally representing the write-down of debt issuance costs. There was no extraordinary item in 2001.

Note 12: Common Stock and Stockholders’ Equity

A portion of certain shares sold by the Company are subject to a right of repurchase by the Company subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable until vesting is complete. At December 31, 2002, there were 211,459 shares subject to repurchase.

The Company currently has authorized Class A and B common stock. There are 250,000,000, $0.01 par value, shares authorized of each Class A and Class B common stock. At December 31, 2002 and 2001 there were 94,093,000 and 69,404,000 shares, respectively, of Class A common stock issued and outstanding. There were no shares of Class B common stock issued or outstanding at December 31, 2002 or 2001.

On June 13, 2000 the Company was reincorporated in Delaware (“ChipPAC Delaware”). In order to effect the reincorporation, ChipPAC, Inc., a California corporation (“ChipPAC California”), was merged with and into ChipPAC Delaware and as a result of which ChipPAC California ceased to exist. The Company operates its business as ChipPAC, Inc. The merger occurred immediately prior to the effectiveness of the Company’s Registration Statement on Form S-1 for its initial public offering. In the merger, each outstanding share of ChipPAC California Class A common stock was converted into one share of ChipPAC Delaware Class A common stock. Each outstanding share of ChipPAC California Class B common stock was converted into one share of ChipPAC Delaware Class B common stock. Each outstanding share of ChipPAC California Class L common stock was converted into and became one share of ChipPAC Delaware Class A common stock plus an additional number of shares of ChipPAC Delaware Class A common stock which was determined by dividing a preferential distribution, based in part on the original cost of such share plus an amount which accrued daily at a rate of 12.0% per annum, compounded quarterly, by the per share price of the ChipPAC Delaware Class A common stock in the initial public offering. As a result, Class L common stockholders received 8,880,507 shares of Class A common stock.

The Company currently has authorized 10,000,000 shares of preferred stock, par value $0.01, which may be issued in one or more series. At December 31, 2002, 2001 and 2000, there were no shares of preferred stock outstanding.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Initial Public Offering

In July 2000, a 0.38098771 for 1 reverse stock split was made on the Company’s common stock. All share and per share information presented herein has been restated to give effect to the stock split.

On August 8, 2000, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of the Company’s Class A common stock. In connection with the closing of the initial public offering, the Company issued 10,000,000 shares of Class A Common Stock for gross proceeds of $120.0 million. The total proceeds from the offering and a concurrent private placement, net of issuance costs, were $135.0 million.

On August 18, 2000 in connection with the underwriters’ exercise of their over-allotment option to purchase additional shares of our Class A common stock, an additional 1,500,000 shares of Class A common stock for gross proceeds of $18.0 million were issued by the Company. Total proceeds from the issuance of the additional shares, net of issuance costs, was $16.9 million.

The net proceeds, amounting to $151.8 million, were used to redeem in full the Class B mandatorily redeemable preferred stock of $79.3 million and to repay debt of $64.2 million.

In connection with the closing of the initial public offering, all outstanding shares of Class A and Class C mandatorily redeemable preferred stock were automatically converted into an aggregate of 4,349,254 shares of Class A common stock.

Secondary Public Offerings

On January 30, 2002, the Company sold 10,000,000 shares of Class A common stock in an underwritten public offering for $6.00 per share. On February 14, 2002, the Company sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter’s exercise of their over-allotment option for $6.00 per share. In connection with these sales, the Company received net proceeds of approximately $63.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.3 million was used for general corporate purposes.

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

Sources and Use of Funds From Issuances of Common Stock in 2002

	January Offering	May Offering	Totals
	(in thousands)
Source of funds:
Gross proceeds from issuance of common stock	$68,554	$105,000	$173,554
Less: related issuance costs	(4,768)	(5,830)	(10,598)

Net proceeds from issuance of common stock	$63,786	$99,170	$162,956

Use of funds:
Repayment of senior credit facilities	$62,438	$50,000	$112,438
General corporate purposes	1,348	49,170	50,518

	$63,786	$99,170	$162,956

In June 2002, the Company utilized $50.0 million of the public offering proceeds to extinguish term loan A and the capital expenditure loan and to substantially pay down term loan B under its senior credit facility. As a result, capitalized debt issuance costs of $3.0 million were written off and the expense is included in the results for the year ended December 31, 2002 as an extraordinary item with no comparable results for the same period in 2001. There was no tax benefit for the write off because the costs were written off in a tax jurisdiction that provides no such benefit.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Note 13: Commitments

On August 5, 1999, the Company and Intel entered into the Intel Materials Agreement pursuant to which Intel would outsource to the Company a portion of its semiconductor packaging needs. In return, the Company would provide Intel with rebates based upon the volume of packaging services outsourced to the Company. Rebates were deducted from revenue and accrued as current liabilities when the sale was made. The agreement expired on March 31, 2002. For the years ended December 31, 2002 and 2001, there was no rebate amount earned by Intel. For the year ended December 31, 2000, Intel earned and received $3.6 million.

The Company’s executive offices in the United States of America were leased from HEA until May 2001. Thereafter, the Company’s executive offices were moved to Fremont, California and are leased from an unrelated party. The Company’s facilities in Korea are leased from HEI under non-cancelable operating lease arrangements through 2004 with an option to extend to 2009. Rent expense in the years ended December 31, 2002, 2001, and 2000 was $5.0 million, $6.4 million, and $5.2 million respectively.

Future annual minimum lease payments under noncancellable operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2002 were as follows (in thousands):

Years Ended December 31,
2003	$7,061
2004	5,241
2005	5,144
2006	5,162
2007	5,172
Thereafter	23,477

$51,257

Note 14: Related Party Transactions

	December 31,
	2002	2001	2000
	(In thousands)
Revenue from sale of packaging and testing services to HEI group	$3,367	$4,623	$31,500
Reimbursement for plating services provided to HEI group including margin of $25, $2,020 and $4,236 respectively	4,526	6,392	9,300
Accounts receivable at year end for sales and plating services to HEI group	6	417	814
Accounts payable to HEI group for common area use of facilities and utilities.	962	1,370	—

During the years ended December 31, 2001 and 2000, HEA charged $0.3 million and $0.7 million, respectively to the Company for rent and building related taxes, insurance, and maintenance. There were no similar expenses in the year 2002.

At June 30, 1998, Hyundai Information Technology (“HIT”) entered into a three-year agreement with ChipPAC Korea to provide information technology services. This agreement was extended to June 2002. For the years ended December 31, 2002, 2001 and 2000, HIT charged ChipPAC Korea $0.5 million, $0.9 million and $1.6 million, respectively.

At the time of the recapitalization, the Company entered into two ten-year advisory agreements with the Equity Investors. The Company and the Equity Investors agreed to terminate the advisory agreements upon the closing of the initial public offering (see Note 4).

In 2001, in conjunction with restructuring and related activities, a loan loss reserve of $1.5 million for executive officer loans was established (see Note 7).

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Note 15: 2000 Equity Incentive Plan, 2000 Employee Stock Purchase Plan and 1999 Stock Purchase and Option Plan

The Company adopted the 1999 Stock Purchase and Option Plan, or the “1999 Stock Plan,” which authorized the granting of stock options and the sale of Class A common stock or Class L common stock to current or future employees, directors, consultants or advisors of the Company. Under the 1999 Stock Plan, a committee of the board of directors is authorized to sell or otherwise issue Class A common stock or Class L common stock at any time prior to the termination of the 1999 Stock Plan in such quantity, at such price, on such terms and subject to such conditions as established by the committee up to an aggregate of 15,500,000 shares of Class A common stock and 500,000 shares of Class L common stock, including shares of common stock with respect to which options may be granted, subject to adjustment upon the occurrence of specified events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. No options or stock grants have been made under the 1999 Stock Plan since the initial public offering, when the 2000 Equity Incentive Plan or “2000 Plan” became effective.

The Company’s 2000 Plan was adopted by the board of directors and approved by the stockholders on June 14, 2000. Amendments to the 2000 Plan were adopted by the board of directors on January 30, 2001, and approved by the stockholders on March 16, 2001. The 2000 Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options to employees, directors and consultants. A total of (1) 11,615,698 shares of common stock, (2) any shares returned to the Company’s 1999 Stock Plan as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders of the Company commencing in 2001 equal to one percent of the outstanding shares of common stock, or a lesser amount as may be determined by the board of directors, have been reserved for issuance pursuant to the 2000 Plan.

In 2002, 160,313 shares were returned from the 1999 Stock Plan and pooled into the 2000 Stock Plan. In May 2002, an additional 811,081 shares were added to the 2000 Plan as the result of the annual increase of one percent of the outstanding shares of common stock as of the annual meeting of the stockholders.

Options are granted at the fair market value and expire up to ten years after the date of grant. Vesting occurs usually over a two-to four-year period.

The following table summarizes stock option activity under the 1999 Stock Plan:

1999 Option Plan	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 1999	670,825	1,157,918	$4.19
Options reserved	51,909	—	—
Options granted	(682,154)	682,154	10.30
Options cancelled	106,658	(106,658)	4.96
Options exercised	—	(45,174)	0.47
Options transferred	(147,238)	—	—

Balances at December 31, 2000	—	1,688,240	$6.71
Options reserved	57,669	—	—
Options cancelled	201,362	(201,362)	6.99
Vested options expired	22,612	(22,612)	7.48
Options exercised	—	(106,772)	1.74
Options transferred	(281,643)	—	—

Balances at December 31, 2001	—	1,357,494	$7.05
Options reserved	30,719	—	—
Options cancelled	111,670	(111,670)	6.33
Vested options expired	17,924	(17,924)	10.59
Options exercised	—	(104,395)	4.20
Options transferred	(160,313)	—	—

Balances at December 31, 2002	—	1,123,505	$7.35

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

The following table summarizes stock option activity under the 2000 Plan:

2000 Option Plan	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances at January 1, 2000
Options reserved	1,142,963	—	$—
1999 options unused	147,238	—	—
Options granted	(1,263,502)	1,263,502	5.01
Options cancelled	12,770	(12,770)	12.60

Balances at December 31, 2000	39,469	1,250,732	$4.93
Options reserved	10,756,426	—	—
1999 options unused	281,643	—	—
Options granted	(4,768,235)	4,768,235	2.95
Options cancelled	228,001	(228,001)	4.81
Vested options expired	200	(200)	7.88

Balances at December 31, 2001	6,537,504	5,790,766	$3.30
Options reserved	811,081	—	—
1999 options unused	160,313	—	—
Options granted	(334,600)	334,600	6.02
Options cancelled	668,865	(668,865)	3.32
Vested options expired	18,334	(18,334)	8.03
Options exercised	—	(137,540)	2.97

Balances at December 31, 2002	7,861,497	5,300,627	$3.46

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Number of Shares	Weighted Avg. Exercise Price
$0.29 – 0.29	125,657	$ 0.29	6.8	66,574	$ 0.29
1.80 – 1.94	1,988,900	1.88	8.7	976,699	1.88
2.55 – 4.07	2,685,648	3.48	8.1	685,317	3.33
5.50 – 7.88	973,724	5.89	7.6	462,995	5.73
9.32 – 12.75	650,203	11.93	7.7	228,675	12.35

$0.29 – 12.75	6,424,132	$ 4.14	8.2	2,420,260	$ 3.97

The estimated weighted-average grant-date fair value of options granted in 2002, 2001 and 2000 were $6.02, $2.95 and $5.01, respectively, based on the Black-Scholes option pricing model using assumptions as described below.

Employee Stock Purchase Plan

In 2000, the Company adopted an employee stock purchase plan (“ESPP”) for the benefit of its employees. The ESPP qualified in the United States of America under section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase the Company’s Class A common stock through payroll deductions at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee’s eligible compensation. During 2002, a total of 1,092,047 shares of Class A common stock at a weighted average price of $3.05 per share, were issued through the ESPP. For the year 2001, a total of 921,656 shares of Class A common stock at a weighted average price of $4.48 per share were issued. At December 31, 2002, 9,129,260 shares were reserved for future issuance under the ESPP.

The estimated weighted-average grant-date fair value of rights granted under the Employee Stock Purchase Plan in 2002 and 2001 was $1.90 and $1.88, respectively.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Stock-Based Compensation

No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net income (loss) as reported	$(28,855)	$(93,736)	$2,869
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,581)	(6,130)	(2,111)

Pro forma net income (loss)	$(33,436)	$(99,866)	$758

Earnings (loss) per share as reported:
Basic	$(0.33)	$(1.36)	$0.05
Diluted	$(0.33)	$(1.36)	$0.05
Pro forma earnings (loss) per share:
Basic	$(0.38)	$(1.45)	$0.01
Diluted	$(0.38)	$(1.45)	$0.01

In calculating pro forma compensation, the fair value of each stock option and stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Employee Stock Options December 31,
	2002	2001	2000
Dividend yield	None	None	None
Volatility	56%	57%	54%
Risk-free interest rate	3.00%-4.57%	3.63%-4.83%	5.99%-7.13%
Expected lives (in years)	4	2-4	4

	Employee Stock Purchase Plan December 31,
	2002	2001	2000
Dividend yield	None	None	None
Volatility	56%	57%	—
Risk-free interest rate	1.96%-2.95%	4.96%-6.33%	—
Expected lives (in years)	0.5	0.5	—

Because of the Company’s short trading history as a public company, the Company’s volatility factor is based on the stock price of similar companies in its industry. The Company will begin weighting the volatility factor for its own trading history in 2003.

Note 16: Income Taxes

The components of the provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current
Federal	$—	$—	$—
State	6	1	1
Foreign	2,115	941	1,584

Total Current	2,121	942	1,585

Deferred
Federal	—	3,327	(3,533)
State	—	385	(420)
Foreign	(121)	(2,076)	5,982

Total Deferred	(121)	1,636	2,029

Tax expense	$2,000	$2,578	$3,614

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Income (loss) before taxes and extraordinary items is comprised of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Domestic	$(2,117)	$(483)	$(9,003)
Foreign	(21,733)	(90,675)	27,063

	$(23,850)	$(91,158)	$18,060

A summary of the composition of net deferred income tax assets (liabilities) is as follows (in thousands):

	December 31,
	2002	2001
Assets:
Loss due to impaired assets	$1,783	$6,424
Income recognized for tax but not for books	15,099	11,324
Tax credits	10,691	7,712
NOL carryforward	6,137	5,671
Other	2,331	4,255

Total gross deferred tax assets	36,041	35,386
Less valuation allowance	(24,188)	(24,373)

Net deferred tax assets	11,853	11,013
Liabilities:
Depreciation	(18,354)	(16,086)
Other	—	(69)

Gross deferred tax liabilities	(18,354)	(16,155)

Total net deferred tax asset/(liability)	$(6,501)	$(5,142)

Included in deferred tax liabilities relating to depreciation as of December 31, 2002 and 2001 were $4.5 million and $3.1 million, respectively, relating to additional purchase price for the Malaysia business. The change during fiscal year 2002 increased non-current assets instead of increasing the income tax provision for the year. The total net deferred tax liability is included in other long-term tax liabilities.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31,
	2002	2001	2000
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	2.1	0.9	(1.7)
Valuation allowance on net operating loss	—	(6.8)	—
Foreign operation net difference	(44.6)	(31.4)	(16.5)
Other	0.1	(0.5)	3.2

Provision for taxes	(7.4)%	(2.8)%	20.0%

        At December 31, 2002, the Company had approximately $10.0 million of federal and $5.0 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts from 2006 to 2020. Additionally, the Company had $8.2 million Korean net operating loss which begin to expire in 2005. Under the Tax Reform Act of 1986, the amounts of the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50.0%, as defined over a three-year period.

        As of December 31, 2002, the Company maintains a partial valuation allowance against its gross deferred tax assets to reduce the assets to the amount the Company deemed, more likely than not, to be recoverable prior to repatriation. The Company considered, among other factors, the historical profitability prior to one-time charges, projections of future profits and the ability of the Company’s foreign subsidiaries to utilize their deferred tax assets.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Note 17: Employee Benefit Plans

Retirement and Deferred Savings Plan—United States of America

The Company maintains a retirement and deferred savings plan for its employees (the “401(k) Plan”). The 401(k) Plan is intended to qualify as a tax qualified plan under the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute up to 15.0% of tax gross compensation (up to a statutory limit). Under the 401(k) Plan, the Company is required to make contributions based on contributions made by employees. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000 were approximately $0.2 million in each year. All amounts contributed by participants and related earnings are fully vested at all times.

Severance Benefits—Korea

Employees and directors with more than one year of service are entitled to receive a lump-sum payment upon termination of their employment with ChipPAC Korea, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are adjusted annually for all eligible employees based on their employment as of the balance sheet date.

In accordance with the National Pension Act of South Korea, a certain portion of severance benefits has been deposited with the Korean National Pension Fund and deducted from accrued severance benefits. The amounts contributed will be refunded to employees from the National Pension Fund upon retirement. The expense for severance benefits for the years ended December 31, 2002, 2001, and 2000 amounted to approximately $3.8 million, $2.6 million, and $3.0 million, respectively.

Note 18: Contingent Liabilities

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia, along with related intellectual property for approximately $71.5 million in cash and preferred stock.

The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the Intersil’s packaging business, previously subcontracted by Intersil to third parties, to the Company. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil were to achieve all of the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the year ended December 31, 2002, the Company paid $6.6 million relating to the achievement of milestones and cumulatively $14.5 million of contingent incentive payments have been paid since the acquisition. These payments increased the effective purchase price and were allocated to non-current assets.

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $13.3 million U.S. Dollars at December 31, 2002), was made by the Korean National Tax Administration (“NTA”) relating to withholding tax not collected and remitted related to a loan between our subsidiaries in Korea and Hungary. Withholding on the transactions in question is not required by the prevailing tax treaty. The Company appealed the assessment through the Mutual Agreement Procedure and believes that the assessment will be overturned. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. The Company complied with the guarantee request on August 1, 2002. There were no further assessments made during the remainder of the year ended December 31, 2002.

ChipPAC, Inc.

Notes to Consolidated Financial Statements—Continued

Note 19: Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

In connection with the recapitalization in August 1999, ChipPAC International Company Limited, (“CP Int’l”), issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. (“CPI”) and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited (“CPK”), ChipPAC Malaysia Sdn. Bhd. (“CPM”), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are wholly-owned direct or indirect subsidiaries of CPI. ChipPAC Shanghai Limited (“CPS”) did not provide a guarantee (the “Non-Guarantor Subsidiary”). The following is consolidated financial information for CP Int’l, CPI, CPM, CPK, CPS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries.

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2002

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,653	$10,166	$14,994	$5,360	$—	$34,173
Short-term investments	10,000	—	—	—	—	10,000
Intercompany accounts receivable	116,175	69,010	23,165	16,863	(225,213)	—
Accounts receivable, net	17	—	38,760	16	—	38,793
Inventories	—	—	12,095	3,204	—	15,299
Prepaid expenses and other current assets	968	—	2,852	1,465	—	5,285

Total current assets	130,813	79,176	91,866	26,908	(225,213)	103,550
Property, plant and equipment, net	5,528	5,582	222,698	102,589	—	336,397
Intercompany loans receivable	—	252,500	—	—	(252,500)	—
Investment in subsidiaries	33,263	—	57,827	—	(91,090)	—
Other assets	3,550	7,398	18,720	589	—	30,257

Total assets	$173,154	$344,656	$391,111	$130,086	$(568,803)	$470,204

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Intercompany accounts payable	$960	$60,221	$139,978	$24,054	$(225,213)	$—
Revolving loans	—	—	—	—	—	—
Accounts payable	1,373	1,953	26,729	9,700	—	39,755
Accrued expenses and other current liabilities	5,277	9,258	8,607	6,258	—	29,400

Total current liabilities	7,610	71,432	175,314	40,012	(225,213)	69,155
Long-term debt, less current portion	—	201,187	16,700	—	—	217,887
Convertible subordinated notes	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	218,500	34,000	(252,500)	—
Other long-term liabilities	—	—	17,618	—	—	17,618

Total liabilities	57,610	272,619	428,132	74,012	(477,713)	354,660

Stockholders’ equity (deficit):
Common stock	941	—	—	—	—	941
Additional paid in capital	276,916	81,689	120,692	115,093	(317,474)	276,916
Receivable from stockholders	(480)	—	—	—	—	(480)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(171,002)	(9,652)	(166,418)	(59,483)	235,553	(171,002)

Total Stockholders’ equity (deficit)	115,544	72,037	(37,021)	56,074	(91,090)	115,544

Total liabilities and stockholders’ equity (deficit)	$173,154	$344,656	$391,111	$130,086	$(568,803)	$470,204

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Year ended December 31, 2002

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$27,668	$400	$—	$67,503	$(95,571)	$—
Customer revenue	—	—	363,386	280	—	363,666

Revenue	27,668	400	363,386	67,783	(95,571)	363,666
Cost of revenue	355	240	340,570	62,471	(95,571)	308,065

Gross profit	27,313	160	22,816	5,312	—	55,601
Operating expenses:
Selling, general and administrative	22,666	212	11,397	3,884	—	38,159
Research and development	2,771	—	7,339	—	—	10,110
Restructuring, write down of impaired assets and other charges	—	—	(661)	—	—	(661)

Total operating expenses	25,437	212	18,075	3,884	—	47,608

Operating income (loss)	1,876	(52)	4,741	1,428	—	7,993
Non-operating (income) expenses
Interest expense	4,401	26,931	28,509	3,318	(31,173)	31,986
Interest income	(404)	(30,828)	(543)	(24)	31,173	(626)
Loss from investment in Subsidiaries	26,735	—	2,088	—	(28,823)	—
Foreign currency gains	—	—	973	56	—	1,029
Other (income) expense, net	(4)	—	(358)	(184)	—	(546)

Total non-operating expenses	30,728	(3,897)	30,669	3,166	(28,823)	31,843

Income (loss) before income taxes and extraordinary item	(28,852)	3,845	(25,928)	(1,738)	28,823	(23,850)
Provision for (benefit from) income taxes	3	150	1,497	350	—	2,000

Income (loss) before extraordinary item	(28,855)	3,695	(27,425)	(2,088)	28,823	(25,850)
Extraordinary item	—	3,005	—	—	—	3,005

Net income (loss)	$(28,855)	$690	$(27,425)	$(2,088)	$28,823	$(28,855)

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2002

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(28,855)	$690	$(27,425)	$(2,088)	$28,823	$(28,855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,448	240	43,608	13,653	—	58,949
Debt issuance cost amortization	380	1,901	—	—	—	2,281
Deferred taxes	—	—	(121)	—	—	(121)
Non operating extraordinary loss on early debt extinquishment	—	3,005	—	—	—	3,005
Foreign currency loss	—	—	973	56	—	1,029
(Gain) loss on sale of equipment	—	—	(88)	38	—	(50)
Equity loss from investment in subsidiaries	26,735	—	2,088	—	(28,823)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(57,071)	16,848	(2,818)	(4,697)	47,738	—
Accounts receivable	13	11	(6,799)	16	—	(6,759)
Inventories	—	—	(2,413)	(405)	—	(2,818)
Prepaid expenses and other current assets	(575)	—	675	(870)	—	(770)
Other assets	304	—	(725)	6	—	(415)
Intercompany accounts payable	938	10,203	33,782	2,815	(47,738)	—
Accounts payable	(808)	1,204	5,114	3,200	—	8,710
Accrued expenses and other current liabilities	2,422	(2,064)	779	425	—	1,562
Other long-term liabilities	—	—	3,854	(56)	—	3,798

Net cash provided by (used in) operating activities	(55,069)	32,038	50,484	12,093	—	39,546

Cash flows from investing activities:
Purchase of short-term investments	(39,699)	—	—	—	—	(39,699)
Proceeds from sale of short-term investments	29,699	—	—	—	—	29,699
Acquisition of intangible assets	(527)	—	(2,768)	(67)	—	(3,362)
Acquisition of property, plant and equipment	(218)	(5,822)	(57,246)	(15,624)	—	(78,910)
Proceeds from sale of equipment	—	—	488	—	—	488
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(6,643)	—	—	(6,643)
Investment in subsidiaries	(100,000)	—	(6,960)	—	106,960	—

Net cash used in investing activities	(110,745)	(5,822)	(73,129)	(15,691)	106,960	(98,427)

Cash flows from financing activities:
Proceeds from revolving loans	—	100,000	5,596	—	—	105,596
Repayment of revolving loans	—	(150,000)	(5,596)	—	—	(155,596)
Net proceeds from long term debt	—	—	16,700	—	—	16,700
Increase in debt issuance costs	—	(703)	—	—	—	(703)
Intercompany loan payments	—	100,000	(100,000)	—	—	—
Intercompany capital contributions	—	—	100,000	6,960	(106,960)	—
Repayment of long-term debt	—	(82,440)	—	—	—	(82,440)
Repayment of notes from stockholders	505	—	—	—	—	505
Proceeds from common stock issuance	167,144	—	—	—	—	167,144
Repurchase of common stock	(24)	—	—	—	—	(24)

Net cash provided by financing activities	167,625	(33,143)	16,700	6,960	(106,960)	51,182

Net increase (decrease) in cash	1,811	(6,927)	(5,945)	3,362	—	(7,699)
Cash and cash equivalents at beginning of year	1,842	17,093	20,939	1,998	—	41,872

Cash and cash equivalents at end of year	$3,653	$10,166	$14,994	$5,360	$—	$34,173

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2001

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,842	$17,093	$20,939	$1,998	$—	$41,872
Intercompany accounts receivable	59,103	85,860	20,347	12,166	(177,476)	—
Accounts receivable, net	30	11	31,961	32	—	32,034
Inventories	—	—	9,682	2,799	—	12,481
Prepaid expenses and other current assets	393	—	3,527	595	—	4,515

Total current assets	61,368	102,964	86,456	17,590	(177,476)	90,902
Property, plant and equipment, net	6,054	—	198,161	100,435	—	304,650
Intercompany loans receivable	—	352,500	—	—	(352,500)	—
Investment in subsidiaries	(40,002)	—	49,171	—	(9,169)	—
Other assets	4,319	11,694	18,402	748	—	35,163

Total assets	$31,739	$467,158	$352,190	$118,773	$(539,145)	$430,715

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Intercompany accounts payable	$25	$50,018	$106,196	$21,239	$(177,478)	$—
Revolving loans	—	50,000	—	—	—	50,000
Accounts payable	2,181	749	21,615	6,500	—	31,045
Accrued expenses and other current liabilities	2,759	11,417	7,829	5,833	—	27,838

Total current liabilities	4,965	112,184	135,640	33,572	(177,478)	108,883
Long-term debt, less current portion	—	283,627	—	—	—	283,627
Convertible subordinated notes	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	318,500	34,000	(352,500)	—
Other long-term liabilities	—	—	11,431	—	—	11,431

Total liabilities	54,965	395,811	465,571	67,572	(529,978)	453,941

Stockholders’ equity (deficit):
Common stock	694	—	—	—	—	694
Additional paid in capital	110,043	81,689	16,907	108,133	(206,729)	110,043
Receivable from stockholders	(985)	—	—	—	—	(985)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(142,147)	(10,342)	(138,993)	(57,396)	206,731	(142,147)

Total Stockholders’ equity (deficit)	(23,226)	71,347	(113,381)	51,201	(9,167)	(23,226)

Total liabilities and stockholders’ equity (deficit)	$31,739	$467,158	$352,190	$118,773	$(539,145)	$430,715

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Year ended December 31, 2001

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$27,168	$—	$—	$56,338	$(83,506)	$—
Customer revenue	—	—	328,693	8	—	328,701

Revenue	27,168	—	328,693	56,346	(83,506)	328,701
Cost of revenue	23	—	328,732	52,339	(83,506)	297,588

Gross profit	27,145	—	(39)	4,007	—	31,113
Operating expenses:
Selling, general and administrative	19,378	303	8,127	3,391	—	31,199
Research and development	4,364	—	9,859	—	—	14,223
Restructuring, write down of impaired assets and other charges	1,760	—	36,855	2,305	—	40,920

Total operating expenses	25,502	303	54,841	5,696	—	86,342

Operating income (loss)	1,643	(303)	(54,880)	(1,689)	—	(55,229)
Non-operating (income) expenses
Interest expense	2,249	34,963	31,065	3,440	(34,503)	37,214
Interest income	(146)	(34,523)	(439)	(83)	34,503	(688)
Loss from investment in Subsidiaries	89,413	—	4,983	—	(94,396)	—
Foreign currency gains	—	—	(156)	(31)	—	(187)
Other (income) expense, net	23	—	(401)	(32)	—	(410)

Total non-operating expenses	91,539	440	35,052	3,294	(94,396)	35,929

Loss before income taxes	(89,896)	(743)	(89,932)	(4,983)	94,396	(91,158)
Provision for (benefit from) income taxes	3,840	1,104	(2,366)	—	—	2,578

Net loss	$(93,736)	$(1,847)	$(87,566)	$(4,983)	$94,396	$(93,736)

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2001

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non-Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(93,736)	$(1,847)	$(87,566)	$(4,983)	$94,396	$(93,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,821	—	48,211	9,877	—	59,909
Debt issuance cost amortization	160	1,952	—	—	—	2,112
Deferred tax	1,636	—	—	—	—	1,636
Write down of impaired assets	—	—	32,383	2,305	—	34,688
Foreign currency gains	—	—	(156)	(31)	—	(187)
(Gain) loss on sale of equipment	112	—	(116)	3	—	(1)
Equity income from investment in subsidiaries	89,413	—	4,983	—	(94,396)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(51,042)	(66,805)	5,039	(3,862)	116,670	—
Accounts receivable	15	(12)	13,879	(12)	—	13,870
Inventories	—	—	8,190	579	—	8,769
Prepaid expenses and other current assets	14	—	(212)	2,403	—	2,205
Other assets	465	—	2,973	(572)	—	2,866
Intercompany accounts payable	22	47,529	75,360	(6,241)	(116,670)	—
Accounts payable	1,172	749	(25,638)	99	—	(23,618)
Accrued expenses and other current liabilities	3,332	1,951	(17,649)	447	—	(11,919)
Other long-term liabilities	(240)	—	(162)	(108)	—	(510)

Net cash provided by (used in) operating activities	(46,856)	(16,483)	59,519	(96)	—	(3,916)

Cash flows from investing activities:
Acquisition of intangible assets	—	—	(6,156)	—	—	(6,156)
Acquisition of property, plant and equipment	(4,847)	—	(29,968)	(11,577)	—	(46,392)
Proceeds from sale of equipment	1,731	—	8,162	(8,928)	—	965
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(7,399)	—	—	(7,399)
Investment in subsidiaries	—	—	(18,540)	—	18,540	—

Net cash used in investing activities	(3,116)	—	(53,901)	(20,505)	18,540	(58,982)

Cash flows from financing activities:
Proceeds from revolving loans	—	84,633	—	—	—	84,633
Repayment of revolving loans	—	(49,234)	—	—	—	(49,234)
Net proceeds from long term debt	51,340	27,745	—	—	—	79,085
Increase in debt issuance costs	(4,520)	—	—	—	—	(4,520)
Intercompany loan payments	—	—	—	18,540	(18,540)	—
Repayment of long-term debt	—	(28,857)	—	—	—	(28,857)
Repayment of notes from stockholders	520	—	—	—	—	520
Proceeds from common stock issuance	4,312	—	—	—	—	4,312
Repurchase of common stock	(19)	—	—	—	—	(19)

Net cash provided by financing activities	51,633	34,287	—	18,540	(18,540)	85,920

Net increase (decrease) in cash	1,661	17,804	5,618	(2,061)	—	23,022
Cash and cash equivalents at beginning of year	181	(711)	15,321	4,059	—	18,850

Cash and cash equivalents at end of year	$1,842	$17,093	$20,939	$1,998	$—	$41,872

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Year ended December 31, 2000

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non-Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$28,827	$—	$403,796	$53,813	$(486,436)	$—
Customer revenue	—	—	494,408	3	—	494,411

Revenue	28,827	—	898,204	53,816	(486,436)	494,411
Cost of revenue	—	—	796,639	45,289	(456,661)	385,267

Gross profit	28,827	—	101,565	8,527	(29,775)	109,144
Operating expenses:
Selling, general and administrative	24,550	(8)	38,927	1,105	(29,775)	34,799
Research and development	5,562	—	6,453	—	—	12,015

Total operating expenses (income)	30,112	(8)	45,380	1,105	(29,775)	46,814

Operating income (loss)	(1,285)	8	56,185	7,422	—	62,330
Non-operating (income) expense
Interest expense	—	39,425	58,147	3,440	(61,580)	39,432
Interest income	(257)	(30,587)	(31,504)	(75)	61,580	(843)
Income from investment in
Subsidiaries	(17,107)	—	(4,512)	—	21,619	—
Foreign currency (gains) loss	126	—	(1,839)	(455)	—	(2,168)
Other (income) expenses, net	7,849	—	—	—	—	7,849

Total non-operating (income) expense	(9,389)	8,838	20,292	2,910	21,619	44,270

Income (loss) before income taxes	8,104	(8,830)	35,893	4,512	(21,619)	18,060
Provision for (benefit from) income taxes	(3,952)	323	7,243	—	—	3,614

Income (loss) before extraordinary item	12,056	(9,153)	28,650	4,512	(21,619)	14,446

Extraordinary item:
Loss from early extinguishment of debt, net of related income tax benefit	—	2,390	—	—	—	2,390

Net income (loss)	$12,056	$(11,543)	$28,650	$4,512	$(21,619)	$12,056

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2000

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$12,056	$(11,543)	$28,650	$4,512	$(21,619)	$12,056
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,281	—	34,073	8,695	—	45,049
Debt issuance cost amortization	—	1,950	—	—	—	1,950
Deferred tax	(3,712)	—	5,741	—	—	2,029
Non-operating extraordinary loss on early debt extinguishment	—	2,390	—	—	—	2,390
Non-cash termination fees	4,400	—	—	—	—	4,400
Foreign currency (gains) loss	126	—	(1,839)	(455)	—	(2,168)
(Gain) loss on sale of equipment	—	—	75	(168)	—	(93)
Equity income from investment in subsidiaries	(17,107)	—	(4,512)	—	21,619	—
Changes in assets and liabilities:
Intercompany accounts receivable	(1,381)	(9,222)	11,598	11,957	(12,952)	—
Accounts receivable	(73)	—	(3,446)	—	—	(3,519)
Inventories	—	—	3,057	(3,212)	—	(155)
Prepaid expenses and other current assets	(177)	—	(1,431)	(2,726)	—	(4,334)
Other assets	417	1,922	(16,145)	(242)	—	(14,048)
Intercompany accounts payable	—	—	2,161	(3,611)	1,450	—
Accounts payable	(242)	(40)	(6,966)	4,749	—	(2,499)
Accrued expenses and other current liabilities	1,878	(262)	(1,438)	1,681	—	1,859
Other long-term liabilities	(240)	—	3,537	—	—	3,297

Net cash provided by (used in) operating activities	(1,774)	(14,805)	53,115	21,180	(11,502)	46,214

Cash flows from investing activities:
Acquisition of property, plant and equipment	—	—	(69,557)	(23,617)	—	(93,174)
Proceeds from sale of equipment	—	—	16,415	1,134	—	17,549
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(54,835)	—	—	(54,835)
Investment in subsidiaries	(72,030)	65,120	(4,592)	—	11,502	—

Net cash provided by (used in) investing activities	(72,030)	65,120	(112,569)	(22,483)	11,502	(130,460)

Cash flows from financing activities:
Advances to affiliates	(434)	—	—	—	—	(434)
Proceeds from revolving loans	—	45,600	—	—	—	45,600
Repayment of revolving loans	—	(37,800)	—		—	(37,800)
Net proceeds from long-term debt	—	(9,800)	73,460	—	—	63,660
Intercompany loan (advances) payments	—	(52,500)	52,500	—	—	—
Repayment of long-term debt	—	—	(73,460)	—	—	(73,460)
Repayment of notes from stockholders	185	—	—	—	—	185
Proceeds from common stock issuance	152,578	—	—	—	—	152,578
Repurchase of common stock	(40)	—	—	—	—	(40)
Redemption of Class B preferred stock	(79,310)	—	—	—	—	(79,310)

Net cash provided by (used in) financing activities	72,979	(54,500)	52,500	—	—	70,979

Net decrease in cash	(825)	(4,185)	(6,954)	(1,303)	—	(13,267)
Cash and cash equivalents at beginning of year	1,006	3,474	22,275	5,362	—	32,117

Cash and cash equivalents at end of year	$181	$(711)	$15,321	$4,059	$—	$18,850

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to directors and executive officers is incorporated by reference to ChipPac’s proxy statement for the 2003 annual meeting of stockholders, or our “2003 Proxy Statement.”

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the captions “Director Compensation” and “Executive Compensation” (including all related sub-captions thereof) in the 2003 Proxy Statement is incorporated herein by reference. The Company does not incorporate by reference in this Form 10-K either the “Compensation Committee Report on Executive Compensation” or the “Performance Graph” sections of the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section captioned “Principal Stockholders” contained in the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

At the beginning of the third quarter, in response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure of 2002 controls and procedures. As a result of this review we implemented minor changes, primarily to formalize and document the procedures already in place. We have designed our disclosure controls and procedures to ensure that material information related to ChipPAC, Inc. (including our consolidated subsidiaries) is made known to our disclosure committee, including our Chief Financial Officer, General Counsel and Chief Accounting Officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and we did so within 90 days prior to the filing of this annual report. We believe as of that date, such controls and procedures were operating effectively as designed.

We presented the results of our most recent evaluation to the Audit Committee of our Board of Directors. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company’s disclosures in its periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data. There have not been any significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the Signatures section of this annual report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report

(1) Financial Statements. See the “Index to Financial Statements” in item 8.

(2) Financial Statement Schedules. See the schedule captioned “Valuation and Qualifying Accounts”.

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors of ChipPAC, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 28, 2003 appearing in this Annual Report on Form 10-K of ChipPAC, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 28, 2003

CHIPPAC, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
2002
Allowance for Doubtful Receivables	$449	$36	$(94)	$391

2001
Allowance for Doubtful Receivables	972	—	(523)	449

2000
Allowance for Doubtful Receivables	1,196	—	(224)	972

(3) Exhibits.

2.1	Amended and Restated Agreement and Plan of Merger of ChipPAC, Inc., a California corporation, and ChipPAC, Inc., a Delaware corporation.**

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

10.6

Amendment No. 4 to Amended and Restated Credit Agreement, as amended, dated as of May 17, 2002 by and among ChipPAC International Company Limited, ChipPAC, Inc, the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.7

Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.7.1

Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A. (incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

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

10.12	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

10.13	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.14	Employment letter agreement, dated as of January 10, 2003 between ChipPAC, Inc. and Robert Krakauer.++

10.15	Employment letter agreement, dated as of January 13, 2003 between ChipPAC, Inc. and Patricia McCall ..++

10.16	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*++

10.17	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.* ++

10.18	ChipPAC, Inc. 2000 Equity Incentive Plan.** ++

10.19	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.** ++

10.21	Form of Key Employee Purchased Stock Agreement.* ++

10.21.1	Form of Key Employee Purchased Stock Agreement (with Loan).* ++

10.22	Form of Employee Restricted Stock Agreement.* ++

10.23	Form of Directors Tranche I Stock Option Agreement.* ++

10.24	Form of Employees Tranche I Stock Option Agreement.* ++

10.25	Form of Tranche II Stock Option Agreement.* ++

10.26	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.27	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.28	12.75% Senior Subordinated Notes Due 2009.*

10.29	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

10.30	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.31	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.32	Shareholders Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., the Bain Group (as defined therein), the SXI Group (as defined therein) and Sapphire Worldwide Investments, Inc.**

10.33	Class A Common Stock Purchase Agreement, dated as of July 13, 2000, by and between ChipPAC, Inc. and Qualcomm Incorporated.**

10.34	Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

10.35	Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

10.36

Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).++

10.37

Employment letter agreement, dated as of October 4, 2000 between ChipPAC, Inc. and Richard Freeman (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). ++

10.38

Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). ++

10.39

Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.40

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

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Risk Factors.

99.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).

**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).
+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.
++	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 2003.

CHIPPAC, INC. (Registrant)

/s/ ROBERT KRAKAUER
Robert Krakauer Senior Vice President and Chief Financial Officer

/s/ MICHAEL G. POTTER
Michael G. Potter Vice President, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis P. McKenna, Robert Krakauer and Michael G. Potter, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ DENNIS P. MCKENNA Dennis P. McKenna	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ ROBERT J. KRAKAUER Robert J. Krakauer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ MICHAEL G. POTTER Michael G. Potter	Vice President and Controller (Principal Accounting Officer)	March 31, 2003

/s/ EDWARD CONARD Edward Conard	Director	March 31, 2003

/s/ ROBERT CONN Robert Conn	Director	March 31, 2003

/s/ MICHAEL A. DELANEY Michael A. Delaney	Director	March 31, 2003

/s/ MARSHALL HAINES Marshall Haines	Director	March 31, 2003

/s/ DOUGLAS NORBY Douglas Norby	Director	March 31, 2003

/s/ CHONG SUP PARK Chong Sup Park	Director	March 31, 2003

/s/ PAUL C. SCHORR, IV Paul C. Schorr, IV	Director	March 31, 2003

CERTIFICATION

CHIPPAC, INC.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis P. McKenna, the Chief Executive Officer of ChipPAC, Inc. (the “registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K for the period ended December 31, 2002 of ChipPAC, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	Robert Krakauer, the registrant’s other certifying officer, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Robert Krakauer, the registrant’s other certifying officer, and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	Robert Krakauer, the registrant’s other certifying officer, and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ DENNIS P. MCKENNA
Dennis P. McKenna Chief Executive Officer

CHIPPAC, INC.

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Krakauer, the Chief Financial Officer of ChipPAC, Inc. (the “registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K for the period ended December 31, 2002 of ChipPAC, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	Dennis P. McKenna, the registrant’s other certifying officer, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Dennis P. McKenna, the registrant’s other certifying officer, and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	Dennis P. McKenna, the registrant’s other certifying officer, and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ ROBERT KRAKAUER
Robert Krakauer Chief Financial Officer