Form 10-Q
period 2003-03-31
CHIPPAC INC
filed 2003-05-14
CIK 1093779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ___________________ .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2003
Class A common stock, $.01 par value	95,067,337
Class B common stock, $.01 par value	None

ChipPAC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,679	$34,173
Short-term investments	10,000	10,000
Accounts receivable, less allowances for doubtful accounts of $403 and $391	40,107	38,793
Inventories	15,388	15,299
Prepaid expenses and other current assets	6,105	5,285

Total current assets	88,279	103,550
Property, plant and equipment, net	333,443	336,397
Other assets	31,490	30,257

Total assets	$453,212	$470,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,151	$39,755
Accrued expenses and other current liabilities	18,884	29,400

Total current liabilities	59,035	69,155
Long-term debt	217,887	217,887
Convertible subordinated notes	50,000	50,000
Other long-term liabilities	18,286	17,618

Total liabilities	345,208	354,660

Stockholders’ equity :
Common stock, Class A—par value $0.01 per share; 250,000 shares authorized, 94,984 and 94,093 shares issued and outstanding at March 31, 2003 and December 31, 2002	950	941
Common stock, Class B—par value $0.01 per share; 250,000 shares authorized, no shares issued or outstanding at March 31, 2003 and December 31, 2002	—	—
Additional paid in capital	278,939	276,916
Receivables from stockholders	(388)	(480)
Accumulated other comprehensive income	9,169	9,169
Accumulated deficit	(180,666)	(171,002)

Total stockholders’ equity	108,004	115,544

Total liabilities and stockholders’ equity	$453,212	$470,204

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Revenue	$88,568	$79,213
Cost of revenue	78,527	69,658

Gross profit	10,041	9,555

Operating expenses:
Selling, general and administrative	9,466	9,774
Research and development	2,854	2,336

Total operating expenses	12,320	12,110

Operating loss	(2,279)	(2,555)
Non-operating (income) expenses:
Interest expense	7,268	8,647
Interest income	(119)	(70)
Foreign currency (gains) losses	(222)	78
Other income, net	(42)	(165)

Total non-operating expenses	6,885	8,490

Loss before income taxes	(9,164)	(11,045)
Provision for income taxes	500	500

Net loss	$(9,664)	$(11,545)

Net loss per share:
Basic	$(0.10)	$(0.15)
Diluted	$(0.10)	$(0.15)
Weighted average shares used in per share calculation:
Basic	94,398	76,794
Diluted	94,398	76,794

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(9,664)	$(11,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,029	13,389
Amortization of debt issuance cost	452	628
Foreign currency (gains) losses	(222)	78
(Gain) loss on sale of equipment	(39)	(30)
Changes in assets and liabilities:
Accounts receivable	(1,314)	976
Inventories	(89)	(570)
Prepaid expenses and other current assets	(820)	(435)
Other assets	(1,927)	62
Accounts payable	396	(3,544)
Accrued expenses and other current liabilities	(10,516)	(4,763)
Other long-term liabilities	369	756

Net cash used in operating activities	(7,345)	(4,998)

Cash flows from investing activities:
Purchase of short-term investments	(7,998)	—
Proceeds from sale of short-term investments	7,998	—
Acquisition of intangible assets	(818)	(1,832)
Acquisition of property and equipment	(9,757)	(7,773)
Proceeds from sale of equipment	39	36
Malaysian acquisition, net of cash and cash equivalents acquired	(1,737)	(1,592)

Net cash used in investing activities	(12,273)	(11,161)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	10,526	55,596
Repayment of revolving loans and other line of credit	(10,526)	(50,000)
Increase in debt issuance costs	—	(125)
Repayment of long-term debt	—	(32,440)
Repayment of notes from stockholders	92	294
Proceeds from common stock issuance	2,032	65,320
Repurchase of common stock	—	(13)

Net cash provided by financing activities	2,124	38,632

Net increase (decrease) in cash	(17,494)	22,473
Cash and cash equivalents at beginning of period	34,173	41,872

Cash and cash equivalents at end of period	$16,679	$64,345

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2003

(Unaudited)

Note 1:    Interim Statements

In the opinion of management of ChipPAC, Inc. (“ChipPAC” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2002 included in ChipPAC’s 2002 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year that ends on December 31, 2003. The interim period ended on March 30, 2003, the Sunday nearest March 31st.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period in which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The adoption of SFAS No. 143 in the first quarter of 2003 did not have a material impact on its financial position and results of operations.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 in the first quarter of 2003, the Company has to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item and show it within income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company adopted SFAS No. 146 during the first quarter of fiscal year 2003. The effect on adoption of SFAS No. 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted FIN 45 in the first quarter of 2003 and has met the disclosure requirements of FIN 45. The adoption of FIN 45 has no material impact on its financial statements.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 in the first quarter of 2003. The adoption of SFAS No. 148 has no material impact on its financial statements.

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

Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Company’s stock option and purchase plan activity as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation expense had been determined based on the grant date fair value for awards during the three month period ended March 31, 2003, in accordance with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002
	(In thousands, except for per share amounts)
Net loss as reported	$(9,664)	$(11,545)
Add: Total stock-based employee compensation included in net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(1,044)	(1,402)

Pro forma net loss	$(10,708)	$(12,947)

Loss per share as reported:
Basic	$(0.10)	$(0.15)
Diluted	$(0.10)	$(0.15)
Pro forma loss per share:
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.17)

Basis of Presentation

The financial statements have been prepared on a consolidated basis. The condensed consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Note 2:    Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$12,375	$11,198
Work in process	2,744	3,293
Finished goods	269	808

	$15,388	$15,299

Property, plant and equipment were comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Land use rights	$12,509	$12,368
Buildings and improvements	79,176	78,021
Equipment	528,230	518,093

	619,915	608,482
Less accumulated depreciation and amortization	(286,472)	(272,085)

	$333,443	$336,397

Other assets were comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Deposits	$1,219	$836
Long-term employee loans	813	802
Debt issuance costs, net of amortization of $6,396 and $5,944	9,679	10,132
Intangible assets, net of amortization of $18,401 and $17,087	17,058	17,300
Other	2,721	1,187

	$31,490	$30,257

Intangible assets balances as of March 31, 2003 are summarized as follows (in thousands):

	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$16,013	$5,542	$10,471
Software and software development	15,024	9,076	5,948
Licenses	4,422	3,783	639

	$35,459	$18,401	$17,058

Amortization expense for intangible assets is summarized as follows (in thousands):

	Three Months Ended March 31,
	2003	2002

Intellectual property	$562	$513
Software and software development	616	622
Licenses	136	35

	$1,314	$1,170

Intangible assets are being amortized over estimated useful lives of three to seven years. Estimated future amortization expense is as follows (in thousands):

April 1, 2003 to December 31, 2003	$3,891
2004	4,354
2005	4,397
2006	2,747
2007	1,409
Thereafter	260

Total	$17,058

Accrued expenses and other liabilities were comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Payroll and related items	$10,423	$14,778
Interest payable	4,727	9,210
Other expenses	3,734	5,412

	$18,884	$29,400

In 2001, ChipPAC’s management approved restructuring plans to realign its organization and reduce operating costs. These actions were designed to better align ChipPAC’s workforce with the decrease in demand and to reduce selling, general, and administrative expenses. These plans were a combination of reductions in work force and employee furloughs. Restructuring and related charges of $6.3 million were expensed in the year 2001. During the quarter ended March 31, 2002, the Company utilized $0.3 million of the restructuring accrual for reduction in workforce and wrote off the executive officer loans against the related $1.5 million loan loss reserve. As of March 31, 2002, the Company cumulatively completed 568 of the planned 751 employee separations. As of December 31, 2002, the Company completed its initiatives contemplated under the restructuring plan and cumulatively completed 646 of the planned 751 employee separations. There were no further terminations or other restructuring activities in the three month period ended March 31, 2003. The details of the accrued restructuring costs as of December 31, 2002 were as follows (in thousands):

	Beginning Accrual	Expenditures	December 31, 2001	Expenditures	March 31, 2002	Adjustments	Expenditures	December 31, 2002
Employee separations	$4,732	$(3,100)	$1,632	$(300)	$1,332	$(1,283)	$(49)	$—
Loan loss reserve	1,500	—	1,500	(1,500)	—	—	—	—

	$6,232	$(3,100)	$3,132	$(1,800)	$1,332	$(1,283)	$(49)	$—

Note 3:    Line of Credit and Other Bank Borrowings

Line of Credit

The Company has a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of the senior credit facility. The revolving credit line under the senior credit facility matures on July 31, 2005. During the three month period ended March 31, 2003, the Company borrowed $10.0 million against the revolving line of credit for general corporate purposes at the interest rate of 6.75% per annum. As of March 31, 2003, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to the Company.

The Company has also established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $10.2 million and $8.0 million, respectively. During the three month period ended March 31, 2003, no borrowings were made against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility. The Company also has a line of credit available with Southern Bank Bhd. for $0.5 million. During the three month period ended March 31, 2003, the Company borrowed $0.5 million against this line of credit loan for general corporate purposes at the interest rate of 6.9% per annum. As of March 31, 2003, there was no outstanding balance on this credit line.

Other Bank Borrowings

The Company established a loan with Cho Hung Bank in 2002 providing for a loan of $16.7 million utilized for general corporate purposes. As of March 31, 2003, $16.7 million remained outstanding under the loan with an interest rate of 4.6%. The loan has a maturity date of April 22, 2004.

Note 4:    Common Stock Offerings

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

The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller’s packaging business. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil were to achieve all of the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the three months period ended March 31, 2003, the Company paid $1.7 million relating to the achievement of milestones and cumulatively $16.2 million of contingent incentive payments have been paid since the acquisition. Additionally, in 2000, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business. As of March 31, 2003, deferred tax of $5.0 million has been recorded on all of these adjustments. This resulted in a further increase in non-current assets. These payments increased the effective purchase price and were allocated to non-current assets.

There was no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $56.2 million as of July 1, 2000. This amount, reduced by the additional contingent incentive payments made as of March 31, 2003, has been allocated in full to non-current assets as summarized below:

Non-current assets	Estimated Fair Value	Initial Excess of Fair Value of Acquired Net Assets Over Cost	Total Additional Purchase Price	Adjusted Fair Value
	(in millions)
Land and buildings	$27.9	$(11.1)	$4.4	$21.2
Plant and equipment	93.9	(36.9)	16.4	73.4
Intellectual property	20.9	(8.2)	2.8	15.5

	$142.7	$(56.2)	$23.6	$110.1

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

As of March 31, 2003, there were options outstanding to purchase 8.6 million shares of Class A common stock with a weighted average exercise price of $3.69, which could potentially dilute basic EPS in the future, but were not included in diluted

EPS as their effect would have been antidilutive. The Company also has outstanding the $50.0 million convertible subordinated notes which are convertible into approximately 5.0 million shares of Class A common stock at $9.96 per share but were not included in diluted EPS as their effect would also have been antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net loss per share	$(9,664)	94,398	$(0.10)	$(11,545)	76,794	$(0.15)
Diluted EPS:
Net loss per share	$(9,664)	94,398	$(0.10)	$(11,545)	76,794	$(0.15)

Note 7:    Contingent Liabilities

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia, along with related intellectual property for approximately $71.5 million in cash and preferred stock.

The terms of the acquisition of the Malaysian business require the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil based on the achievement of milestones with respect to the transfer of the seller’s packaging business, previously subcontracted by Intersil to third parties, to the Company. The Company records these contingent payments as additional purchase price if and when they are earned. In the event that Intersil were to achieve all of the milestones, Intersil would receive an additional sum of approximately $17.9 million in the aggregate. For the quarter ended March 31, 2003, the Company paid $1.7 million relating to the achievement of milestones and cumulatively $16.2 million of contingent incentive payments have been paid since the acquisition. These payments increased the effective purchase price and were allocated to non-current assets.

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $12.8 million U.S. Dollars at March 31, 2003) was made by the Korean National Tax Administration or NTA, relating to withholding tax not collected on the loan between the Company’s subsidiaries in Korea and Hungary. The prevailing tax treaty does not require withholding on the transactions in question. There were no further assessments made during the quarter ended March 31, 2003. The Company has appealed the assessment through the NTA’s Mutual Agreement Procedure and believes that the assessment will be overturned. As of March 31, 2003, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. The Company has complied with the guarantee request on August 1, 2002. No further assessments have been made.

Note 9:    Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

In connection with the recapitalization, in August 1999, ChipPAC International Company Limited, (“CP Int’l”), issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. (“CPI”) and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited (“CPK”), ChipPAC Malaysia Sdn. Bhd. (“CPM”), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are wholly owned direct or indirect subsidiaries of CPI. ChipPAC Shanghai Limited (“CPS”) did not provide guarantees (the “Non-Guarantor Subsidiary”). The following is consolidated financial information for CP Int’l, CPI, CPM, and CPK, CPS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries.

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,920	$109	$13,210	$1,440	$—	$16,679
Short-term investments	10,000	—	—	—	—	10,000
Intercompany accounts receivable	97,782	59,762	19,244	15,589	(192,377)	—
Accounts receivable, net	17	—	40,052	38	—	40,107
Inventories	—	—	11,926	3,462	—	15,388
Prepaid expenses and other current assets	1,222	38	3,968	877	—	6,105

Total current assets	110,941	59,909	88,400	21,406	(192,377)	88,279
Property, plant and equipment, net	5,301	5,853	220,799	101,490	—	333,443
Intercompany loans receivable	—	238,500	—	—	(238,500)	—
Investment in subsidiaries	44,203	—	57,261	—	(101,464)	—
Other assets	3,813	7,027	20,113	537	—	31,490

Total assets	$164,258	$311,289	$386,573	$123,433	$(532,341)	$453,212

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Intercompany accounts payable	$990	$35,426	$135,924	$20,037	$(192,377)	$—
Accounts payable	1,689	89	29,822	8,551	—	40,151
Accrued expenses and other current liabilities	3,575	3,809	6,164	5,336	—	18,884

Total current liabilities	6,254	39,324	171,910	33,924	(192,377)	59,035
Long-term debt, less current portion	—	201,187	16,700	—	—	217,887
Convertible subordinated notes	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	204,500	34,000	(238,500)	—
Other long-term liabilities	—	—	18,286	—	—	18,286

Total liabilities	56,254	240,511	411,396	67,924	(430,877)	345,208

Stockholders’ equity (deficit):
Common stock	950	—	—	—	—	950
Additional paid in capital	278,939	81,689	140,692	115,093	(337,474)	278,939
Receivables from stockholders	(388)	—	—	—	—	(388)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(180,666)	(10,911)	(174,220)	(60,048)	245,179	(180,666)

Total stockholders’ equity (deficit)	108,004	70,778	(24,823)	55,509	(101,464)	108,004

Total liabilities and stockholders’ equity (deficit)	$164,258	$311,289	$386,573	$123,433	$(532,341)	$453,212

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$6,992	$248	$—	$16,201	$(23,441)	$—
Customer revenue	—	—	88,547	21	—	88,568

	6,992	248	88,547	16,222	(23,441)	88,568
Cost of revenue	142	149	86,635	15,042	(23,441)	78,527

Gross profit	6,850	99	1,912	1,180	—	10,041
Operating expenses:
Selling, general and administrative	5,612	79	2,896	879	—	9,466
Research and development	827	—	1,969	58	—	2,854

Total operating expenses	6,439	79	4,865	937	—	12,320

Operating income (loss)	411	20	(2,953)	243	—	(2,279)
Non-operating (income) expenses
Inter-company interest expense	—	—	4,058	808	(4,866)	—
Interest expense	1,055	6,021	192	—	—	7,268
Interest income	(74)	—	(44)	(1)	—	(119
Inter-company interest income	—	(4,866)	—	—	4,866	—
(Income) loss from investment in subsidiaries	9,061	—	565	—	(9,626)	—
Foreign currency (gains) loss	(1)	—	(224)	3	—	(222)
Other (income) expenses, net	—	—	(40)	(2)	—	(42)

Total non-operating (income) expense	10,041	1,155	4,507	808	(9,626)	6,885

Loss before income taxes	(9,630)	(1,135)	(7,460)	(565)	9,626	(9,164)
Provision for income taxes	34	124	342	—	—	500

Net loss	$(9,664)	$(1,259)	$(7,802)	$(565)	$9,626	$(9,664)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(9,664)	$(1,259)	$(7,802)	$(565)	$9,626	$(9,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	265	149	11,852	3,763	—	16,029
Amortization of debt issuance cost	81	371	—	—	—	452
Foreign currency (gains) loss	(1)	—	(224)	3	—	(222)
(Gain) loss on sale of equipment	—	—	(39)	—	—	(39)
Equity income from investment in subsidiaries	9,061	—	565	—	(9,626)	—
Changes in assets and liabilities:
Intercompany accounts receivable	18,393	9,246	3,921	1,274	(32,834)	—
Accounts receivable	—	—	(1,292)	(22)	—	(1,314)
Inventories	—	—	169	(258)	—	(89)
Prepaid expenses and other current assets	(254)	(38)	(1,116)	588	—	(820)
Other assets	(324)	—	(1,604)	1	—	(1,927)
Intercompany accounts payable	30	(24,794)	(4,054)	(4,016)	32,834	—
Accounts payable	316	(1,864)	3,094	(1,150)	—	396
Accrued expenses and other current liabilities	(1,702)	(5,449)	(2,443)	(922)	—	(10,516)
Other long-term liabilities	—	—	372	(3)	—	369

Net cash provided by (used in) operating activities	16,201	(23,638)	1,399	(1,307)	—	(7,345)

Cash flows from investing activities:
Purchase of short-term investments	(7,998)	—	—	—	—	(7,998)
Proceeds from sale of short-term investments	7,998	—	—	—	—	7,998
Acquisition of intangible assets	(150)	—	(668)	—	—	(818)
Acquisition of property and equipment	92	(419)	(6,817)	(2,613)	—	(9,757)
Proceeds from sale of equipment	—	—	39	—	—	39
Malaysian acquisition, net of cash and cash equivalent acquired	—	—	(1,737)	—	—	(1,737)
Investment in subsidiaries	(20,000)	—	—	—	20,000	—

Net cash used in investing activities	(20,058)	(419)	(9,183)	(2,613)	20,000	(12,273)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	—	10,000	526	—	—	10,526
Repayment of revolving loans and other line of credit	—	(10,000)	(526)	—	—	(10,526)
Intercompany loan payments	—	14,000	(14,000)	—	—	—
Intercompany capital contributions	—	—	20,000	—	(20,000)	—
Repayment of notes from stockholders	92	—	—	—	—	92
Proceeds from common stock issuance	2,032	—	—	—	—	2,032

Net cash provided by financing activities	2,124	14,000	6,000	—	(20,000)	2,124

Net decrease in cash	(1,733)	(10,057)	(1,784)	(3,920)	—	(17,494)
Cash and cash equivalents at beginning of period	3,653	10,166	14,994	5,360	—	34,173

Cash and cash equivalents at end of period	$1,920	$109	$13,210	$1,440	$—	$16,679

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2002

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,653	$10,166	$14,994	$5,360	$—	$34,173
Short-term investments	10,000	—	—	—	—	10,000
Intercompany accounts receivable	116,175	69,010	23,165	16,863	(225,213)	—
Accounts receivable, net	17	—	38,760	16	—	38,793
Inventories	—	—	12,095	3,204	—	15,299
Prepaid expenses and other current assets	968	—	2,852	1,465	—	5,285

Total current assets	130,813	79,176	91,866	26,908	(225,213)	103,550
Property, plant and equipment, net	5,528	5,582	222,698	102,589	—	336,397
Intercompany loans receivable	—	252,500	—	—	(252,500)	—
Investment in subsidiaries	33,263	—	57,827	—	(91,090)	—
Other assets	3,550	7,398	18,720	589	—	30,257

Total assets	$173,154	$344,656	$391,111	$130,086	$(568,803)	$470,204

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Intercompany accounts payable	$960	$60,221	$139,978	$24,054	$(225,213)	$—
Accounts payable	1,373	1,953	26,729	9,700	—	39,755
Accrued expenses and other current liabilities	5,277	9,258	8,607	6,258	—	29,400

Total current liabilities	7,610	71,432	175,314	40,012	(225,213)	69,155
Long-term debt, less current portion	—	201,187	16,700	—	—	217,887
Convertible subordinated notes	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	218,500	34,000	(252,500)	—
Other long-term liabilities	—	—	17,618	—	—	17,618

Total liabilities	57,610	272,619	428,132	74,012	(477,713)	354,660

Stockholders’ equity (deficit):
Common stock	941	—	—	—	—	941
Additional paid in capital	276,916	81,689	120,692	115,093	(317,474)	276,916
Receivables from stockholders	(480)	—	—	—	—	(480)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(171,002)	(9,652)	(166,418)	(59,483)	235,553	(171,002)

Total stockholders’ equity (deficit)	115,544	72,037	(37,021)	56,074	(91,090)	115,544

Total liabilities and stockholders’ equity (deficit)	$173,154	$344,656	$391,111	$130,086	$(568,803)	$470,204

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2002

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$7,109	$—	$—	$15,398	$(22,507)	$—
Customer revenue	1	—	79,193	19	—	79,213

	7,110	—	79,193	15,417	(22,507)	79,213
Cost of revenue	59	—	77,687	14,419	(22,507)	69,658

Gross profit	7,051	—	1,506	998	—	9,555
Operating expenses:
Selling, general and administrative	6,335	74	2,573	792	—	9,774
Research and development	651	—	1,685	—	—	2,336

Total operating expenses	6,986	74	4,258	792	—	12,110

Operating income (loss)	65	(74)	(2,752)	206	—	(2,555)
Non-operating (income) expenses:
Inter-company interest expense	—	—	7,766	860	(8,626)	—
Interest expense	1,082	7,538	27	—	—	8,647
Interest income	(20)	(22)	(17)	(11)	—	(70)
Inter-company interest income	—	(8,573)	(53)	—	8,626	—
(Income) loss from investment in subsidiaries	10,499	—	550	—	(11,049)	—
Foreign currency gains	—	—	166	(88)	—	78
Other (income) expenses, net	—	—	(160)	(5)	—	(165)

Total non-operating (income) expense	11,561	(1,057)	8,279	756	(11,049)	8,490

Income (loss) before income taxes	(11,496)	983	(11,031)	(550)	11,049	(11,045)
Provision for income taxes	49	81	370	—	—	500

Net income (loss)	$(11,545)	$902	$(11,401)	$(550)	$11,049	$(11,545)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2002

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,545)	$902	$(11,401)	$(550)	$11,049	$(11,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	389	—	9,957	3,043	—	13,389
Amortization of debt issuance cost	82	546	—	—	—	628
Foreign currency (gains) loss	—	—	166	(88)	—	78
Loss on sale of equipment	—	—	(32)	2	—	(30)
Equity income from investment in subsidiaries	10,499	—	550	—	(11,049)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(67,132)	(39,355)	1,449	(5,295)	110,333	—
Accounts receivable	13	11	957	(5)	—	976
Inventories	—	—	(105)	(465)	—	(570)
Prepaid expenses and other current assets	58	—	(660)	167	—	(435)
Other assets	42	—	86	(66)	—	62
Intercompany accounts payable	76	60,994	49,998	(735)	(110,333)	—
Accounts payable	428	(653)	(4,127)	808	—	(3,544)
Accrued expenses and other current liabilities	1,448	(6,712)	250	251	—	(4,763)
Other long-term liabilities	—	—	756	—	—	756

Net cash provided by (used in) operating activities	(65,642)	15,733	47,844	(2,933)	—	(4,998)

Cash flows from investing activities:
Acquisition of intangible assets	—	—	(1,832)	—	—	(1,832)
Acquisition of property, plant and equipment	—	—	(6,293)	(1,480)	—	(7,773)
Proceeds from sale of equipment	—	—	36	—	—	36
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(1,592)	—	—	(1,592)
Investment in subsidiaries	—	—	(6,960)	—	6,960	—

Net cash used in investing activities	—	—	(16,641)	(1,480)	6,960	(11,161)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	—	50,000	5,596	—	—	55,596
Repayment of revolving loans	—	(50,000)	—	—	—	(50,000)
Increase in debt issuance costs	(95)	(30)	—	—	—	(125)
Net proceeds from long-term debt	—	(32,440)	—	—	—	(32,440)
Repayment of notes from stockholders	294	—	—	—	—	294
Intercompany loan payments	—	—	—	6,960	(6,960)	—
Proceeds from common stock issuance	65,320	—	—	—	—	65,320
Repurchase of common stock	(13)	—	—	—	—	(13)

Net cash provided by (used in) financing activities	65,506	(32,470)	5,596	6,960	(6,960)	38,632

Net increase (decrease) in cash	(136)	(16,737)	36,799	2,547	—	22,473
Cash and cash equivalents at beginning of period	1,842	17,093	20,939	1,998	—	41,872

Cash and cash equivalents at end of period	$1,706	$356	$57,738	$4,545	$—	$64,345

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to ChipPAC’s fiscal quarters ended March 31, 2003 and March 31, 2002, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2002 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. Also, terrorist acts, was, political unrest or disease epidemics in the regions where we have operations could materially affect our financial condition and our results of operations. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Results of Operations

Three month period ended March 31, 2003 compared to three month period ended March 31, 2002

Revenue.    Revenue was $88.6 million for the three month period ended March 31, 2003, an increase of 11.9% compared to revenue of $79.2 million for the same period in 2002. Several new customers were added in the later half of 2002 and these new customers started ramping production in the period ended March 31, 2003. This contributed to the increase of revenue over the same period in 2002. Assembly unit volumes for the three month period ended March 31, 2003, increased 8.1% and average selling prices per assembly unit increased 3.9% compared to the same period in 2002.

Gross Profit.    Gross profit during the three month period ended March 31, 2003 was $10.0 million, compared to gross profit of $9.6 million for the same period in 2002, an increase of 4.2% and was due to the increase in revenue described above. Gross margin as a percent of revenue was 11.3% for the three month period ended March 31, 2003, as compared to 12.1% in the same period in 2002. For the three month period ended March 31, 2003 compared to the same period in 2002, gross profit percentage declined primarily as a result of rising costs in reaction to macroeconomic issues including South Korean exchange rate valuations and increased oil and gold market prices. Overall equipment utilization was approximately 58 % for the three months period ended March 31, 2003 as compared to 53 % in the same period in 2002.

Selling, General, and Administrative.    Selling, general and administrative expenses were $9.5 million for the three month period ended March 31, 2003, which is a decrease of 3.1% compared $9.8 million for the same period in 2002. The decrease in expenses for the three month period in 2003 as compared to the same period in 2002 was mainly attributed to additional expenses associated with hiring and maintaining employees in the areas of administration, sales and marketing in China during the period in 2002 which did not occur in the period in 2003. These expenses were incurred to meet the increase in unit volumes and product mix occurring in our China plant.

Research and Development.    Research and development expenses for the three month period ended March 31, 2003 were $2.9 million versus $2.3 million for the same period in 2002, an increase of 26.1% from the three month period ended March 31, 2002. Throughout 2002, we increased our research and development staffing and projects at all three of our plants. The increased staffing and increased number of projects in 2003 drove the additional spending compared to the same period in 2002.

Interest Expense.    Total outstanding interest-bearing debt decreased to $267.9 million at March 31, 2003 compared to $356.8 million at March 31, 2002. The decrease in debt outstanding of $88.9 million from March 31, 2002 to March 31, 2003, was due to the pay down of our senior loans and other line of credits, funded by our January 2002 and May 2002 public offerings. Related interest expense was $7.3 million for the three month period ended March 31, 2003, a decrease of 15.1% as compared to the same period ended March 31, 2002. The reduction in interest expense was due to reduced interest rates on our borrowings and reduced debt levels.

Foreign Currency Gains/(Losses).    Net foreign currency gains were $0.2 million for the three month period ended March 31, 2003, as compared to a net foreign currency loss of $0.1 million for the same period in 2002. These non-cash gains and losses were primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term severance benefits payable to our South Korean employees in Korean Won.

Income Taxes.    Consolidated income tax provisions were $0.5 million for both of the three month periods ended March 31, 2003 and 2002. We have a mix of tax rates across the various jurisdictions in which we do business, and our current estimated provision for 2003 is $2.0 million with $0.5 million recognized in the three month period ended March 31, 2003. This estimate does not take into account any future benefit from loss carryforwards, which we may realize once we again achieve profitability and begin generating taxable income.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002. Critical accounting policies affecting us have not changed materially since December 31, 2002.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $9.8 million on capital expenditures during the three month period ended March 31, 2003, as compared to $7.8 million in capital expenditures during the same period in 2002.

The terms of the acquisition of the Malaysian business require contingent incentive payments to Intersil, up to a maximum of $17.9 million through June 30, 2003. During the three month period ended March 31, 2003, we have paid $1.7 million relating to contingent incentive payments and cumulatively we have paid $16.2 million under this arrangement.

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

As of March 31, 2003, our total debt consisted of $267.9 million of borrowings, which was comprised of $165.0 million of senior subordinated notes, $36.2 million in term loans, $16.7 million in foreign loans and $50.0 million of convertible subordinated notes. For the three month period ended March 31, 2003, these borrowings had weighted average interest rates of 12.8%, 5.6%, 4.6% and 8.0%, respectively.

Our total potential commitments on our loans, operating leases, and Intersil incentive payments as of March 31, 2003, were as follows (in thousands):

	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
On balance sheet commitments:
Senior credit facilities and other long-term debt	$52,887	$—	$16,700	$36,187	$—
Senior subordinated notes	165,000	—	—	—	165,000
Convertible subordinated notes	50,000	—	—	—	50,000

Total on balance sheet commitments	267,887	—	16,700	36,187	215,000

Off balance sheet commitments:
Operating leases	64,607	6,705	13,748	12,019	32,135
Royalty/licensing agreements	1,498	371	781	346
Contingent payments to Intersil (relating to purchase of Malaysian business)	1,738	1,738	—	—	—

Total off balance sheet commitments	67,843	8,814	14,529	12,365	32,135

Total commitments	$335,730	$8,814	$31,229	$48,552	$247,135

Our senior credit facilities, as amended, contain covenants restricting our operations and requiring that we meet specified financial tests. Beginning with the quarter ended December 31, 2002, the financial covenants will consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12-months calculation. There were no violations of the covenants under the senior credit facilities, as amended, through March 31, 2003.

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $12.8 million U.S. Dollars at March 31, 2003), was made by the Korean National Tax Administration or NTA, relating to withholding tax not collected on the loan between our subsidiaries in Korea and Hungary. The prevailing tax treaty does not require withholding on the transactions in question. There were no further assessments made during the quarter ended March 31, 2003. We have appealed the assessment through the NTA’s Mutual Agreement Procedure and believe that the assessment will be overturned. As of March 31, 2003, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. We complied with the guarantee request on August 1, 2002. No further assessments have been made.

We believe that our existing cash balances, cash flows from operations and available borrowings under our senior credit facilities of $50.0 million will provide sufficient cash resources to meet our projected operating and other cash requirements for the next twelve months. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of our senior credit facilities and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

Other than the covenants on the debt as discussed above, we have no performance guarantees or unconsolidated entities. Our off-balance sheet commitments are limited to equipment operating leases, royalty/license agreements, leases on office and manufacturing space and additional contingent incentive payments to Intersil. Our total off-balance sheet obligations are approximately $67.8 million as of March 31, 2003.

For the three month period ended March 31, 2003, cash used in operations was $7.3 million and for the three month period ended March 31, 2002, cash used in operations was $5.0 million. Cash used in operations mainly consisted of net loss plus depreciation and amortization less change in accrued expenses, which was primarily due to the interest payment made. During the three month period ended March 31, 2003, $0.5 million from debt issuance cost amortization and $0.2 million from foreign currency gains were adjusted back to the net loss, as these items do not require the outlay of cash.

For the three month period ended March 31, 2003, cash used in investing activities was $12.3 million versus $11.2 million for same period in 2002. During the three month period ended March 31, 2003, $9.8 million was spent on capital expenditures and $1.7 million was invested in the purchase of the Malaysian business, including purchased intellectual property.

For the three month period ended March 31, 2003, cash provided by financing activities was $2.1 million as compared to $38.6 million for the same period in 2002. As of March 31, 2003, there were no outstanding borrowing on the revolving loan and the line of credit facilities. In February 2003, $2.0 million was provided by the issuance of new common stock through the Employee Stock Purchase Plan.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2002. Our exposure to market risks has not changed materially since December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Within the last year, in response to recent legislation and additional requirements, we have reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented minor changes, primarily to formalize and document the procedures already in place. Our current disclosure controls and procedures are designed to ensure that material information related to ChipPAC, Inc. (including our consolidated subsidiaries) is made known to our disclosure committee, including our Chief Financial Officer, General Counsel and Chief Accounting Officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so within 90 days prior to the filing of this quarterly report. We believe as of that date, these controls and procedures were operating effectively as designed.

The Audit Committee of our Board of Directors reviewed the results of our most recent evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are adequate to ensure the clarity and material completeness of our disclosures in periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

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

Exhibit Number	Description
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

Exhibit Number	Description
10.12	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

10.13	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.14

Employment letter agreement, dated as of January 10, 2003 between ChipPAC, Inc. and Robert Krakauer. (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2002)

10.15

Employment letter agreement, dated as of January 13, 2003 between ChipPAC, Inc. and Patricia McCall. (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2002)

10.16	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*

10.17	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.18	ChipPAC, Inc. 2000 Equity Incentive Plan.**

10.19	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**

10.20	Form of Key Employee Purchased Stock Agreement.*

10.20.1	Form of Key Employee Purchased Stock Agreement (with Loan).*

10.21	Form of Employee Restricted Stock Agreement.*

10.22	Form of Directors Tranche I Stock Option Agreement.*

10.23	Form of Employees Tranche I Stock Option Agreement.*

10.24	Form of Tranche II Stock Option Agreement.*

10.25	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.26	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.27	12.75% Senior Subordinated Notes Due 2009.*

10.28	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

10.29	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.30	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.31	Shareholders Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., the Bain Group (as defined therein), the SXI Group (as defined therein) and Sapphire Worldwide Investments, Inc.**

10.32	Class A Common Stock Purchase Agreement, dated as of July 13, 2000, by and between ChipPAC, Inc. and Qualcomm Incorporated.**

10.33	Promissory Note, dated as of August 2, 2000 by and between Dennis McKenna and ChipPAC, Inc.**

10.34	Promissory Note, dated as of August 2, 2000, by and between Robert Krakauer and ChipPAC, Inc.**

10.35

Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).

Exhibit Number	Description
10.36

Employment letter agreement, dated as of October 4, 2000 between ChipPAC, Inc. and Richard Freeman (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.37

Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.38

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

99.1	Risk Factors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

99.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).

**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).

+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of May 14, 2003.

CHIPPAC, INC. (Registrant)

/s/ ROBERT KRAKAUER
ROBERT KRAKAUER Senior Vice President and Chief Financial Officer

/s/ MICHAEL G. POTTER
MICHAEL G. POTTER Vice President, Controller and Chief Accounting Officer

CHIPPAC, INC.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis P. McKenna, the Chief Executive Officer of ChipPAC, Inc. (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	Robert Krakauer, the registrant’s other certifying officer, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	Robert Krakauer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ DENNIS P. MCKENNA
Dennis P. McKenna Chief Executive Officer

CHIPPAC, INC.

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Krakauer, the Chief Financial Officer of ChipPAC, Inc. (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	Dennis P. McKenna, the registrant’s other certifying officer, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	Dennis P. McKenna and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ ROBERT KRAKAUER
Robert Krakauer Chief Financial Officer