Form 10-Q
period 2003-06-30
CHIPPAC INC
filed 2003-08-08
CIK 1093779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 4, 2003
Class A common stock, $.01 par value	95,295,538
Class B common stock, $.01 par value	None

ChipPAC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$53,723	$34,173
Short-term investments	57,980	10,000
Accounts receivable, less allowances for doubtful accounts of $438 and $391	43,410	38,793
Inventories	20,598	15,299
Prepaid expenses and other current assets	7,302	5,285

Total current assets	183,013	103,550
Property, plant and equipment, net	354,708	336,397
Other assets	34,488	30,257

Total assets	$572,209	$470,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,569	$39,755
Accrued expenses and other current liabilities	25,988	29,400

Total current liabilities	82,557	69,155
Long-term debt	165,000	217,887
Convertible subordinated notes	200,000	50,000
Other long-term liabilities	20,516	17,618

Total liabilities	468,073	354,660

Stockholders’ equity :
Common stock, Class A—par value $0.01 per share; 250,000 shares authorized, 95,192 and 94,093 shares issued and outstanding at June 30, 2003 and December 31, 2002	952	941
Additional paid in capital	279,416	276,916
Receivables from stockholders	(273)	(480)
Accumulated other comprehensive income	9,169	9,169
Accumulated deficit	(185,128)	(171,002)

Total stockholders’ equity	104,136	115,544

Total liabilities and stockholders’ equity	$572,209	$470,204

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$106,844	$97,086	$195,412	$176,299
Cost of revenue	90,257	79,322	168,784	148,980

Gross profit	16,587	17,764	26,628	27,319

Operating expenses:
Selling, general and administrative	8,465	9,846	17,931	19,620
Research and development	3,106	2,372	5,960	4,708

Total operating expenses	11,571	12,218	23,891	24,328

Operating income	5,016	5,546	2,737	2,991
Non-operating (income) expenses:
Interest expense	7,622	8,141	14,890	16,788
Interest income	(190)	(143)	(309)	(213)
Foreign currency losses	438	1,329	216	1,407
Write-off of debt issuance cost and other related expenses	1,182	3,005	1,182	3,005
Other income, net	(74)	(138)	(116)	(303)

Total non-operating expenses	8,978	12,194	15,863	20,684

Loss before income taxes	(3,962)	(6,648)	(13,126)	(17,693)
Provision for income taxes	500	500	1,000	1,000

Net loss	$(4,462)	$(7,148)	$(14,126)	$(18,693)

Net loss per share:
Net loss per share available to common stockholders
Basic	$(0.05)	$(0.08)	$(0.15)	$(0.23)
Diluted	$(0.05)	$(0.08)	$(0.15)	$(0.23)
Weighted average shares used in per share calculation:
Basic	95,076	85,237	94,742	81,016
Diluted	95,076	85,237	94,742	81,016

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(14,126)	$(18,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,149	27,781
Amortization of debt issuance cost	960	1,189
Foreign currency losses	216	1,407
Write-off debt issuance cost and other related expenses	1,182	3,005
Gain on sale of equipment	(127)	(64)
Changes in assets and liabilities:
Accounts receivable	(4,617)	(5,047)
Inventories	(5,299)	(5,022)
Prepaid expenses and other current assets	(2,100)	(5,265)
Other assets	(1,510)	(166)
Accounts payable	16,814	6,168
Accrued expenses and other current liabilities	(3,412)	3,761
Other long-term liabilities	1,638	1,608

Net cash provided by operating activities	22,768	10,662

Cash flows from investing activities:
Purchase of short-term investments	(55,978)	—
Proceeds from sale of short-term investments	7,998	—
Acquisition of intangible assets	(1,815)	(2,208)
Acquisition of property and equipment	(44,800)	(39,941)
Proceeds from sale of equipment	160	85
Malaysian acquisition, net of cash and cash equivalents acquired	(3,475)	(3,664)

Net cash used in investing activities	(97,910)	(45,728)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	27,354	55,596
Repayment of revolving loans and other line of credit	(27,354)	(100,000)
Debt issuance costs	—	(702)
Net proceeds from long-term debt	144,861	16,700
Repayment of long-term debt	(52,887)	(82,440)
Repayment of notes from stockholders	207	492
Proceeds from common stock issuance	2,511	164,745
Repurchase of common stock	—	(24)

Net cash provided by financing activities	94,692	54,367

Net increase in cash	19,550	19,301
Cash and cash equivalents at beginning of period	34,173	41,872

Cash and cash equivalents at end of period	$53,723	$61,173

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2003

(Unaudited)

Note 1: Interim Statements

In the opinion of management of ChipPAC, Inc. (“ChipPAC” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2002 included in ChipPAC’s 2002 Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statement include the accounts of ChipPAC, Inc and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year that ends on December 31, 2003. The interim period ended on June 29, 2003, the Sunday nearest June 30th.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In the second quarter of 2003, the Company has reclassified a loss on extinguishment of debt that was previously classified as an extraordinary item in prior periods but did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item and has included it within income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company adopted SFAS No. 146 during the first quarter of fiscal year 2003. The effect on adoption of SFAS No. 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted FIN 45 in the first quarter of 2003 and has met the disclosure requirements of FIN 45. The adoption of FIN 45 has no material impact on the Company’s financial statements.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Company’s stock option and purchase plan activity as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation expense had been determined based on the grant date fair value for awards during the six month period ended June 30, 2003, in accordance with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30, (In thousands, except for per share amounts)		Six Months Ended June 30, (In thousands, except for per share amounts)
	2003	2002	2003	2002
Net loss as reported	$(4,462)	$(7,148)	$(14,126)	$(18,693)
Add: Total stock-based employee compensation included in net loss, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expenses determined under fair value method for awards, net of related tax effects	537	1,065	1,117	2,094

Pro forma net loss	$(4,999)	$(8,213)	$(15,243)	$(20,787)

Net loss per share as reported:
Basic	$(0.05)	$(0.08)	$(0.15)	$(0.23)
Diluted	$(0.05)	$(0.08)	$(0.15)	$(0.23)
Pro forma net loss per share:
Basic	$(0.05)	$(0.10)	$(0.16)	$(0.26)
Diluted	$(0.05)	$(0.10)	$(0.16)	$(0.26)
Weighted average shares used in per share calculation:
Basic	95,076	85,237	94,742	81,016
Diluted	95,076	85,237	94,742	81,016

The following assumptions were used to determine the pro forma impact of accounting for stock options issued during the three and six months ended June 30, 2003 and June 30, 2002: (1) risk-free interest rate of 2.5%, (2) dividend yield of 0.0%, (3) expected life of four years, and (4) volatility of 58.4% and 53.3%, respectively.

Basis of Presentation

The financial statements have been prepared on a consolidated basis. The condensed consolidated financial statements include the accounts of ChipPAC, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Note 2: Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$16,216	$11,198
Work in process	3,699	3,293
Finished goods	683	808

	$20,598	$15,299

Property, plant and equipment were comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Land use rights	$12,651	$12,368
Buildings and improvements	68,365	66,404
Equipment	574,887	529,710

	655,903	608,482
Less accumulated depreciation and amortization	(301,195)	(272,085)

	$354,708	$336,397

Other assets were comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Deposits	$1,235	$836
Long-term, non-executive, employee loans	942	802
Debt issuance costs, net of amortization of $4,076 and $5,944	13,210	10,132
Intangible assets, net of amortization of $19,770 and $17,087	16,941	17,300
Other	2,160	1,187

	$34,488	$30,257

Intangible assets balances are summarized as follows (in thousands):

	June 30, 2003			December 31, 2002
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$16,266	$6,121	$10,145	$15,734	$4,980	$10,754
Software and software development	15,948	9,706	6,242	14,231	8,460	5,771
Licenses	4,497	3,943	554	4,422	3,647	775

	$36,711	$19,770	$16,941	$34,387	$17,087	$17,300

Amortization expense for intangible assets is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Intellectual property	$579	$524	$1,141	$1,037
Software and software development	630	666	1,246	1,288
Licenses	160	73	296	108

	$1,369	$1,263	$2,683	$2,433

Intangible assets are being amortized over estimated useful lives of three to seven years. Estimated future amortization expense is as follows (in thousands):

July 1, 2003 to December 31, 2003	$2,848
2004	4,637
2005	4,241
2006	3,460
2007	1,450
Thereafter	305

Total	$16,941

Accrued expenses and other liabilities were comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Payroll and related items	$13,220	$14,778
Interest payable	9,215	9,210
Other expenses	3,553	5,412

	$25,988	$29,400

Note 3: Line of Credit and Other Bank Borrowings

Line of Credit

The Company has a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of its senior credit facility. The revolving credit line under the senior credit facility matures on July 31, 2005. During the three month period ended June 30, 2003, the Company borrowed and subsequently repaid $16.5 million against the revolving line of credit for general corporate purposes at an interest rate of 6.75% per annum. As of June 30, 2003, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to the Company.

The Company has also established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $4.0 million and $8.0 million, respectively. During the three month period ended June 30, 2003, no borrowings were made against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility. The Company also has a line of credit available with Southern Bank Bhd. for $0.5 million. During the three month period ended June 30, 2003, the Company borrowed $0.3 million against this line of credit loan for general corporate purposes at the interest rate of 6.9% per annum. As of June 30, 2003, there was no outstanding balance on this credit line.

Other Borrowings

The Company established a loan with Cho Hung Bank in 2002 providing for a loan of $16.7 million utilized for general corporate purposes. The loan had a maturity date of April 22, 2004. In June 2003, the Company elected to pay down and extinguish the entire $16.7 million outstanding balance.

On May 28, 2003, the Company issued $125.0 million of 2.5% convertible subordinated notes due 2008 in a private placement and on June 5, 2003, the initial purchaser exercised the option to purchase an additional $25.0 million of 2.5% convertible subordinated notes under the same terms. The $150.0 million of 2.5% convertible subordinated notes are convertible into shares of the Company’s Class A common stock at a conversion price of $8.062 per share, subject to adjustment at any time prior to June 1, 2008 and bear an interest rate of 2.5% per annum. The Company used $63.9 million from the proceeds of these notes to pay down term loans of $36.2 million, a foreign loan of $16.7 million and revolving loans of $11.0 million.

As of June 30, 2003, the Company’s total debt consisted of $365.0 million of borrowings, which was comprised of $165.0 million of senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes. During the three month period ended June 30, 2003, these borrowings had weighted average interest rates of 12.8%, 8.0% and 2.5%, respectively.

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

Sources and Use of Funds From Issuance of Common Stock

	January 2002 Offering	May 2002 Offering	Totals
Source of funds:
Gross proceeds from issuance of common stock	$68,554	$105,000	$173,554
Less: related issuance costs	(4,768)	(5,830)	(10,598)

Net proceeds from issuance of common stock	$63,786	$99,170	$162,956

Use of funds:
Repayment of senior credit facilities	$62,438	$50,000	$112,438
General corporate purposes	1,348	49,170	50,518

	$63,786	$99,170	$162,956

Note 5: Acquisition of Malaysian Business

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia, along with related intellectual property for approximately $71.5 million in cash and preferred stock.

The terms of the acquisition of the Malaysian business had required the Company to pay until June 30, 2003 additional contingent incentive payments to Intersil of approximately $17.9 million based on the achievement of milestones with respect to the transfer of the seller’s packaging business. The Company recorded these contingent payments as additional purchase price. During the three month period ended June 30, 2003, the Company accrued the final $1.7 million relating to the achievement of these milestones and cumulatively $17.9 million of contingent incentive payments has been paid and accrued since the acquisition. Additionally, in 2000, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business. As of June 30, 2003, deferred tax of $5.6 million has been recorded on all of these adjustments. This resulted in a further increase in non-current assets. These payments increased the effective purchase price and were allocated to non-current assets.

There was no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $56.2 million as of July 1, 2000. This amount, reduced by the additional contingent incentive payments made as of June 30, 2003, has been allocated in full to non-current assets as summarized below:

Non-current assets	Estimated Fair Value	Initial Excess of Fair Value of Acquired Net Assets Over Cost	Total Additional Purchase Price	Adjusted Fair Value
	(in millions)
Land and buildings	$27.9	$(11.1)	$4.9	$21.7
Plant and equipment	93.9	(36.9)	17.9	74.9
Intellectual property	20.9	(8.2)	3.1	15.8

	$142.7	$(56.2)	$25.9	$112.4

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

As of June 30, 2003, there were options outstanding to purchase 8.4 million shares of Class A common stock with a weighted average exercise price of $3.72, which could potentially dilute basic EPS in the future, but were not included in diluted EPS as their effect would have been antidilutive. The Company also has outstanding the $50.0 million convertible subordinated notes which are convertible into approximately 5.0 million shares of Class A common stock at $9.96 per share and $150.0 million convertible subordinated notes which are convertible into approximately 18.6 million shares of Class A common stock at $8.06 per share. These were not included in diluted EPS as their effect would also have been antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net loss per share	$(4,462)	95,076	$(0.05)	$(7,148)	85,237	$(0.08)
Diluted EPS:
Net loss per share	$(4,462)	95,076	$(0.05)	$(7,148)	85,237	$(0.08)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net loss per share	$(14,126)	94,742	$(0.15)	$(18,693)	81,016	$(0.23)
Diluted EPS:
Net loss per share	$(14,126)	94,742	$(0.15)	$(18,693)	81,016	$(0.23)

Note 7: Contingent Liabilities

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $13.4 million U.S. Dollars at June 30, 2003) was made by the Korean National Tax Administration or NTA, relating to withholding tax not collected on the loan between the Company’s subsidiaries in Korea and Hungary. The prevailing tax treaty does not require withholding on the transactions in question. There were no further assessments made during the quarter ended June 30, 2003. The Company has appealed the assessment through the NTA’s Mutual Agreement Procedure and believes that the assessment will be overturned. As of June 30, 2003, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. The Company complied with the guarantee request on August 1, 2002. No further assessments have been made.

Note 8: Subsequent Events

On June 26, 2003, the Company announced that it agreed to purchase the semiconductor test operation assets of Cirrus Logic, Inc. Pursuant to the Asset Purchase Agreement which closed on June 30, 2003, by and between the Company and Cirrus Logic, the Company has agreed to pay Cirrus Logic, Inc., $3.5 million in cash.

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

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28,886	$115	$22,495	$2,227	$—	$53,723
Short-term investments	57,980	—	—	—	—	57,980
Intercompany accounts receivable	132,238	27,458	21,829	19,416	(200,941)	—
Accounts receivable, net	—	—	43,384	26	—	43,410
Inventories	—	—	16,418	4,180	—	20,598
Prepaid expenses and other current assets	772	—	5,655	875	—	7,302

Total current assets	219,876	27,573	109,781	26,724	(200,941)	183,013
Property, plant and equipment, net	5,172	10,411	236,993	102,132	—	354,708
Intercompany loans receivable	—	203,380	—	—	(203,380)	—
Investment in subsidiaries	74,770	—	91,984	—	(166,754)	—
Other assets	8,818	5,586	19,599	485	—	34,488

Total assets	$308,636	$246,950	$458,357	$129,341	$(571,075)	$572,209

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Intercompany accounts payable	$51	$4,481	$172,277	$24,132	$(200,941	$—
Accounts payable	1,177	25	45,544	9,823	—	56,569
Accrued expenses and other current liabilities	3,272	8,994	8,567	5,155	—	25,988

Total current liabilities	4,500	13,500	226,388	39,110	(200,941)	82,557
Long-term debt	—	165,000	—	—	—	165,000
Convertible subordinated notes	200,000	—	—	—	—	200,000
Intercompany loans payable	—	—	203,380	—	(203,380)	—
Other long-term liabilities	—	—	20,516	—	—	20,516

Total liabilities	204,500	178,500	450,284	39,110	(404,321)	468,073

Stockholders’ equity (deficit):
Common stock	952	—	—	—	—	952
Additional paid in capital	279,416	81,689	174,692	149,093	(405,474)	279,416
Receivables from stockholders	(273)	—	—	—	—	(273)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(185,128)	(13,239)	(175,324)	(59,326)	247,889	(185,128)

Total stockholders’ equity (deficit)	104,136	68,450	8,073	90,231	(166,754)	104,136

Total liabilities and stockholders’ equity (deficit)	$308,636	$246,950	$458,357	$129,341	$(571,075)	$572,209

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$12,745	$750	$—	$36,152	$(49,647)	$—
Customer revenue	—	—	195,368	44	—	195,412

	12,745	750	195,368	36,196	(49,647)	195,412
Cost of revenue	283	449	184,903	32,796	(49,647)	168,784

Gross profit	12,462	301	10,465	3,400	—	26,628

Operating expenses:
Selling, general and administrative	10,117	153	6,005	1,656	—	17,931
Research and development	1,590	—	4,208	162	—	5,960

Total operating expenses	11,707	153	10,213	1,818	—	23,891

Operating income	755	148	252	1,582	—	2,737
Non-operating (income) expenses
Inter-company interest expense	—	—	8,127	1,515	(9,642)	—
Interest expense	2,547	12,039	304	—	—	14,890
Interest income	(213)	—	(94)	(2)	—	(309)
Inter-company interest income	—	(9,642)	—	—	9,642	—
(Income) loss from investment in subsidiaries	12,493	—	(157)	—	(12,336)	—
Foreign currency loss	—	—	201	15	—	216
Write-off of debt issuance cost and other related expenses	—	1,099	83	—	—	1,182
Other (income) expenses, net	50	—	(63)	(103)	—	(116)

Total non-operating (income) expense	14,877	3,496	8,401	1,425	(12,336)	15,863

Income / (loss) before income taxes	(14,122)	(3,348)	(8,149)	157	12,336	(13,126)
Provision for income taxes	4	239	757	—	—	1,000

Net income / (loss)	$(14,126)	$(3,587)	$(8,906)	$157	$12,336	$(14,126)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(14,126)	$(3,587)	$(8,906)	$157	$12,336	$(14,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	517	449	24,582	7,601	—	33,149
Amortization of debt issuance cost	248	712	—	—	—	960
Foreign currency loss	—	—	201	15	—	216
Write-off of debt issuance costs and other related expenses	—	1,099	83	—	—	1,182
Gain on sale of equipment	(5)	—	(64)	(58)	—	(127)
Equity income (loss) from investment in subsidiaries	12,493	—	(157)	—	(12,336)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(16,063)	41,552	1,336	(2,553)	(24,272)	—
Accounts receivable	17	—	(4,624)	(10)	—	(4,617)
Inventories	—	—	(4,323)	(976)	—	(5,299)
Prepaid expenses and other current assets	196	—	(2,886)	590	—	(2,100)
Other assets	(323)	1	(1,191)	3	—	(1,510)
Intercompany accounts payable	(909)	(55,740)	32,299	78	24,272	—
Accounts payable	(196)	(1,928)	18,815	123	—	16,814
Accrued expenses and other current liabilities	(2,005)	(264)	(40)	(1,103)	—	(3,412)
Other long-term liabilities	—	—	1,653	(15)	—	1,638

Net cash provided by (used in) operating activities	(20,156)	(17,706)	56,778	3,852	—	22,768

Cash flows from investing activities:
Purchase of short-term investments	(55,978)	—	—	—	—	(55,978)
Proceeds from sale of short-term investments	7,998	—	—	—	—	7,998
Acquisition of intangible assets	(300)	—	(1,515)	—	—	(1,815)
Acquisition of property and equipment	85	(5,278)	(32,546)	(7,061)	—	(44,800)
Proceeds from sale of equipment	5	—	79	76	—	160
Malaysian acquisition, net of cash and cash equivalent acquired	—	—	(3,475)	—	—	(3,475)
Investment in subsidiaries	(54,000)	—	(34,000)	—	88,000	—

Net cash used in investing activities	(102,190)	(5,278)	(71,457)	(6,985)	88,000	(97,910)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	—	26,500	854	—	—	27,354
Repayment of revolving loans and other line of credit	—	(26,500)	(854)	—	—	(27,354)
Net proceeds from long-term debt	144,861	—	—	—	—	144,861
Repayment of long-term debts	—	(36,187)	(16,700)	—	—	(52,887)
Intercompany loan payments	—	49,120	(15,120)	(34,000)	—	—
Intercompany capital contributions	—	—	54,000	34,000	(88,000)	—
Repayment of notes from stockholders	207	—	—	—	—	207
Proceeds from common stock issuance	2,511	—	—	—	—	2,511

Net cash provided by financing activities	147,579	12,933	22,180	—	(88,000)	94,692

Net increase in cash	25,233	(10,051)	7,501	(3,133)	—	19,550
Cash and cash equivalents at beginning of period	3,653	10,166	14,994	5,360	—	34,173

Cash and cash equivalents at end of period	$28,886	$115	$22,495	$2,227	$—	$53,723

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

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2002

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non-Guarantor China	Eliminations	Consolidated
Intercompany revenue	$14,284	$—	$—	$34,170	$(48,454)	$—
Customer revenue	—	—	176,076	223	—	176,299

	14,284	—	176,076	34,393	(48,454)	176,299
Cost of revenue	—	—	166,273	31,161	(48,454)	148,980

Gross profit	14,284	—	9,803	3,232	—	27,319

Operating expenses:
Selling, general and administrative	12,562	250	4,997	1,811	—	19,620
Research and development	1,064	—	3,644	—	—	4,708

Total operating expenses	13,626	250	8,641	1,811	—	24,328

Operating income (loss)	658	(250)	1,162	1,421	—	2,991
Non-operating (income) expenses
Inter-company interest expense	—	—	15,762	1,703	(17,465)	—
Interest expense	1,829	14,397	562	—	—	16,788
Interest income	(112)	(22)	(63)	(16)	—	(213)
Inter-company interest income	—	(17,146)	(319)	—	17,465	—
Loss from investment in Subsidiaries	17,640	—	416	—	(18,056)	—
Foreign currency loss	—	—	1,364	43	—	1,407
Write-off of debt issuance cost and other related expenses	—	3,005	—	—	—	3,005
Other expenses, net	(9)	—	(201)	(93)	—	(303)

Total non-operating expenses	19,348	234	17,521	1,637	(18,056)	20,684

Loss before income taxes	(18,690)	(484)	(16,359)	(216)	18,056	(17,693)
Provision for income taxes	3	85	712	200	—	1,000

Net loss	$(18,693)	$(569)	$(17,071)	$(416)	$18,056	$(18,693)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2002

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(18,693)	$(569)	$(17,071)	$(416)	$18,056	$(18,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	754	—	20,633	6,394	—	27,781
Amortization of debt issuance cost	164	1,025	—	—	—	1,189
Foreign currency (gains) loss	—	—	1,364	43	—	1,407
Write-off of debt issuance costs	—	3,005	—	—	—	3,005
(Gain) loss on sale of equipment	—	—	(77)	13	—	(64)
Equity income from investment in subsidiaries	17,640	—	416	—	(18,056)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(117,807)	6,939	4,181	(7,459)	114,146	—
Accounts receivable	12	11	(4,939)	(131)	—	(5,047)
Inventories	—	—	(4,233)	(789)	—	(5,022)
Prepaid expenses and other current assets	111	(295)	(4,106)	(975)	—	(5,265)
Other assets	48	92	(241)	(65)	—	(166)
Intercompany accounts payable	400	112,448	4,911	(3,613)	(114,146)	—
Accounts payable	(973)	296	3,937	2,908	—	6,168
Accrued expenses and other current liabilities	1,904	(1,904)	3,000	761	—	3,761
Other long-term liabilities	—	—	1,608	—	—	1,608

Net cash provided by (used in) operating activities	(116,440)	121,048	9,383	(3,329)	—	10,662

Cash flows from investing activities:
Acquisition of intangible assets	(269)	—	(1,939)	—	—	(2,208)
Acquisition of property, plant and equipment	(64)	(3,754)	(32,287)	(3,836)	—	(39,941)
Proceeds from sale of equipment	—	—	85	—	—	85
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(3,664)	—	—	(3,664)
Investment in subsidiaries	—	—	(6,960)	—	6,960	—

Net cash used in investing activities	(333)	(3,754)	(44,765)	(3,836)	6,960	(45,728)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	—	50,000	5,596	—	—	55,596
Repayment of revolving loans	—	(100,000)	—	—	—	(100,000)
Increase in debt issuance costs	—	(702)	—	—	—	(702)
Net proceeds from long-term debt	—	(82,440)	16,700	—	—	(65,740)
Repayment of notes from stockholders	492	—	—	—	—	492
Intercompany loan payments	—	—	—	6,960	(6,960)	—
Proceeds from common stock issuance	164,745	—	—	—	—	164,745
Repurchase of common stock	(24)	—	—	—	—	(24)

Net cash provided by (used in) financing activities	165,213	(133,142)	22,296	6,960	(6,960)	54,367

Net increase (decrease) in cash	48,440	(15,848)	(13,086)	(205)	—	19,301
Cash and cash equivalents at beginning of period	1,842	17,093	20,939	1,998	—	41,872

Cash and cash equivalents at end of period	$50,282	$1,245	$7,853	$1,793	$—	$61,173

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to ChipPAC’s fiscal quarters ended June 30, 2003 and June 30, 2002, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2002 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. Also, terrorist acts, war, political unrest or disease epidemics in the regions where we have operations could materially affect our financial condition and our results of operation. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Results of Operations

Three and six month periods ended June 30, 2003 compared to three and six month periods ended June 30, 2002

Revenue. Revenue was $106.8 million and $195.4 million for the three and six month periods ended June 30, 2003, respectively, an increase of 10.0% and 10.8% compared to revenue of $97.1 million and $176.3 million for the same periods in 2002, respectively. Several new customers were added in the latter half of 2002 and these new customers started ramping production in the three and six month periods ended June 30, 2003. This contributed to the increase of revenue over the same periods in 2002. Assembly unit volumes for the three and six month periods ended June 30, 2003, increased 9.0% and 8.5%, respectively, over the same periods in 2002. Average selling prices per assembly unit for the three and six month periods ended June 30, 2003, increased 2.9% and 3.3%, respectively, compared to the same periods in 2002.

Gross Profit. Gross profit during the three and six month periods ended June 30, 2003 was $16.6 million and $26.6 million, a decrease of 6.7% and 2.6% compared to gross profit of $17.8 million and $27.3 million for the same periods in 2002, respectively. Gross margin as a percent of revenue was 15.5% and 13.6% for the three and six month periods ended June 30, 2003, as compared to 18.3% and 15.5% in the same period in 2002, respectively. For the three and six month periods ended June 30, 2003 compared to the same period in 2002, gross profit percentage declined due to lower margin products making up a larger weighted factor in the overall product mix, rising costs in reaction to macroeconomic issues including South Korean exchange rate valuations and increased oil and gold market prices. Overall equipment utilization was approximately 68 % for the three months period ended June 30, 2003 as compared to 63 % in the same period in 2002.

Selling, General, and Administrative. Selling, general and administrative expenses were $8.5 million and $17.9 million for the three and six month periods ended June 30, 2003, which is a decrease of 13.3% and 8.7% compared to $9.8 million and $19.6 million for the same period in 2002, respectively. As a percentage of revenue, selling, general and administrative expenses were 7.9% and 9.2% for the three and six month periods ended June 30, 2003, respectively, compared to 10.1% and 11.1% for the same periods in 2002, respectively. The decrease in expenses was due to additional expenses incurred to meet the increase in unit volumes and product mix occurring in our China plant in 2002 with no comparable expenditures occurring in 2003, a reduction in global travel related expenses occurred in reaction to global health concerns caused by SARS as well as macroeconomic conditions.

Research and Development. Research and development expenses for the three and six month periods ended June 30, 2003 were $3.1 million and $6.0 million, respectively, versus $2.4 million and $4.7 million for the same periods in 2002, an increase of 29.2% and 27.7% from the three and six month periods ended June 30, 2002, respectively. Throughout 2003, we have continued to increase our research and development staffing and projects at all three of our plants. The increased staffing and increased number of projects in 2003 drove the additional spending compared to the same periods in 2002.

Interest Expense. Total outstanding interest-bearing debt increased to $365.0 million at June 30, 2003 compared to $267.9 million at June 30, 2002. The increase in debt outstanding of $97.1 million from June 30, 2002 to June 30, 2003, was due to the issuance of $150.0 million convertible debt in May 2003 offset by the pay down of $52.9 million against term loans and other lines of credits. Related interest expense was $7.6 million and $14.9 million for the three and six month periods ended June 30, 2003, a decrease of 6.2% and 11.3% as compared to $8.1 million and $16.8 million for the same periods ended June 30, 2002. Despite the increase in total outstanding debt at June 30, 2003 as compared to June 30, 2002, interest expense decreased primarily as the result of lower interest rates on the new convertible debt replacing debt levels with significantly higher rates. Total interest expenses paid in cash for the six months ended June 30, 2003 were $13.7 million.

Foreign Currency Losses. Net foreign currency losses were $0.4 million and $0.2 million for the three and six month periods ended June 30, 2003, respectively, as compared to a net foreign currency loss of $1.3 million and $1.4 million for the same periods in 2002, respectively. These non-cash losses were primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term severance benefits payable to our South Korean employees in Korean Won.

Write-Off of Debt Issuance Cost and Other Related Expenses. In May and June, 2003, we issued $150.0 million of 2.5% convertible subordinated notes in a private placement and used a portion of the proceeds to payoff term loans and foreign debt. As a result of the early extinguishment of these debt, associated capitalized debt issuance cost of $1.1 million along with $0.1 million of related debt expenses were written off. In May 2002, we used proceeds from our secondary public offering to pay off term loans. As the result of this early extinguishment of debt, associated capitalized debt issuance cost of $3.0 million was written off.

Income Taxes. Consolidated income tax provisions were $0.5 million and $1.0 million for both of the three and six month periods ended June 30, 2003 and 2002, respectively. We have a mix of tax rates across the various jurisdictions in which we do business, and our current estimated provision for 2003 is $2.0 million with $0.5 million recognized in the three month period ended June 30, 2003. This estimate does not take into account any future benefit from loss carryforwards, which we may realize once we again achieve profitability and begin generating taxable income.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002. Critical accounting policies affecting us have not changed materially since December 31, 2002.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $35.0 million and $44.8 million on capital expenditures during the three and six month periods ended June 30, 2003, respectively, as compared to $32.2 million and $39.9 million in capital expenditures during the same periods in 2002, respectively.

The terms of the acquisition of the Malaysian business require contingent incentive payments to Intersil, up to a maximum of $17.9 million through June 30, 2003. During the three month period ended June 30, 2003, we have accrued the final $1.7 million relating to contingent incentive payments. Cumulatively we have paid and accrued $17.9 million under this arrangement.

On January 30, 2002, we sold 10,000,000 shares of Class A common stock in an underwritten public offering for $6.00 per share. On February 14, 2002, we sold an additional 1,425,600 shares of Class A common stock in conjunction with the underwriter’s exercise of their over-allotment option at the public offering price for $6.00 per share. In connection with these sales, we received net proceeds of approximately $63.8 million, after deducting underwriting discounts, commissions and offering expenses. Net proceeds of $62.4 million from this offering were used to pay down term loans and revolving loans. The remaining $1.3 million was used for general corporate purposes.

On May 30, 2002, we sold 12,000,000 shares of Class A common stock in an underwritten public offering for $8.75 per share. In connection with these sales, we received net proceeds of approximately $99.2 million, after deducting underwriting discounts, commissions and offering expenses. Net proceeds of $50.0 million from this offering were used to pay down term loans. The remaining $49.2 million was used for general corporate purposes.

On May 28, 2003, we issued $125.0 million of 2.5% convertible subordinated notes due 2008 in a private placement and on June 5, 2003, the initial purchaser exercised the option to purchase an additional $25.0 million of 2.5% convertible subordinated notes under the same terms. The $150.0 million of 2.5% convertible subordinated notes are convertible into shares of our Class A common stock at a conversion price of $8.062 per share, subject to adjustment at any time prior to June 1, 2008 and bear an interest rate of 2.5% per annum. We used $63.9 million from the proceeds of these notes to pay down $36.2 million of our term loans, $16.7 million of foreign loan and $11.0 million of revolving loans.

As of June 30, 2003, our total debt consisted of $365.0 million of borrowings, which was comprised of $165.0 million of senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes. During the three month period ended June 30, 2003, these borrowings had weighted average interest rates of 12.8%, 8.0% and 2.5%, respectively.

Our total potential commitments on our loans, operating leases, and other agreements as of June 30, 2003, were as follows (in thousands):

	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
On balance sheet commitments:
Senior subordinated notes	$165,000	$—	$—	$—	$165,000
Convertible subordinated notes	200,000	—	—	150,000	50,000

Total on balance sheet commitments	365,000	—	—	150,000	215,000

Off balance sheet commitments:
Operating leases	62,442	4,539	13,748	12,020	32,135
Royalty/licensing agreements	558	228	238	92	—

Total off balance sheet commitments	63,000	4,767	13,986	12,112	32,135

Total commitments	$428,000	$4,767	$13,986	$162,112	$247,135

Our senior credit facilities, as amended, contain covenants restricting our operations and requiring that we meet specified financial tests. Beginning with the quarter ended December 31, 2002, the financial covenants will consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12-months calculation. There were no violations of the covenants under the senior credit facilities, as amended, through June 30, 2003.

Other than the covenants on the debt as discussed above, we have no performance guarantees or unconsolidated entities. Our off-balance sheet commitments are limited to equipment operating leases, royalty/license agreements, and leases on office and manufacturing space. Our total off-balance sheet obligations are approximately $63.0 million as of June 30, 2003.

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $13.4 million U.S. Dollars at June 30, 2003), was made by the Korean National Tax Administration or NTA, relating to withholding tax not collected on the loan between our subsidiaries in Korea and Hungary. The prevailing tax treaty does not require withholding on the transactions in question. There were no further assessments made during the quarter ended June 30, 2003. We have appealed the assessment through the NTA’s Mutual Agreement Procedure and believe that the assessment will be overturned. As of June 30, 2003, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. We complied with the guarantee request on August 1, 2002. No further assessments have been made.

For the six month period ended June 30, 2003 and 2002, cash provided by operating activities was $22.8 million and $10.7 million, respectively. Cash provided by operating activities is calculated by adjusting our net loss by non-cash related items such as depreciation and amortization, debt issuance cost amortization and foreign currency loss and by changes in assets and liabilities. During the six month period ended June 30, 2003, non-cash related items included $35.2 million related to depreciation and amortization; $2.1 million from debt issuance costs and $0.2 million from foreign currency loss. Working capital uses of cash included increases in accounts receivable, inventories, prepaid assets, other assets and a decrease in accrued liabilities, primarily due to interest payments made. Working capital sources of cash primarily was due to an increase in accounts payable.

For the six month period ended June 30, 2003, cash used in investing activities was $97.9 million versus $45.7 million for same period in 2002. During the six month period ended June 30, 2003, $44.8 million was spent on capital expenditures and $3.5 million was invested in the purchase of the Malaysian business, including purchased intellectual property.

For the six month period ended June 30, 2003, cash provided by financing activities was $94.7 million as compared to $54.4 million for the same period in 2002. In May and June, 2003, $144.9 million after deducting transaction cost was provided by the issuance of subordinated convertible notes in a private placement. As of June 30, 2003, there were no outstanding borrowing on the revolving loan and the line of credit facilities. During the six month period ended June 30, 2003, $2.5 million was provided by the issuance of new common stock through the Employee Stock Purchase Plan and Employee Stock Option Plan.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2003, in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) ChipPAC’s Annual Meeting was held on May 14, 2003.

(b) The following directors were elected at the meeting:

Director’s Name	Total Shares Voting to Elect.	Withheld
Dennis P. McKenna	89,417,546	509,498
Edward Conard	89,615,866	311,178
Robert Conn	89,615,866	311,178
Michael A. Delaney	89,615,866	311,178
Marshal Haines	89,615,866	311,178
Douglas Norby	89,615,866	311,178
Chong Sup Park	89,615,866	311,178
Paul C. Schorr, IV	89,615,866	311,178

There were no abstentions, and 3,942,531 broker non-votes.

(c) Our stockholders also voted to ratify the appointment of PricewaterhouseCoopers as our independent auditors. Of all shares outstanding, 89,190,517 were voted in favor of this proposal, 734,476 were voted against this proposal, 2,051 shares abstained from voting on this proposal and there were 3,942,531 broker non-votes.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2.1	Amended and Restated Agreement and Plan of Merger of ChipPAC, Inc., a California corporation, and ChipPAC, Inc., a Delaware corporation.**

2.2	Agreement and Plan of Recapitalization and Merger, dated as of March 13, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

2.3	First Amendment to Agreement and Plan of Recapitalization and Merger, dated as of June 16, 1999 by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

2.4	Second Amendment to Agreement and Plan of Recapitalization and Merger, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

3.1	Amended and Restated Certificate of Incorporation of ChipPAC, Inc.**

3.2	Amended and Restated By-Laws of ChipPAC, Inc.**

4.1	Specimen certificate for ChipPAC, Inc. Common Stock.**

10.1	Credit Agreement, dated as of August 5, 1999, as amended and restated as of June 30, 2000, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

10.2	Guaranty, dated as of August 5, 1999, by and among ChipPAC, Inc. and certain subsidiaries of ChipPAC, Inc., in favor of Credit Suisse First Boston (incorporated by reference to Exhibit 4.5 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.3	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 13, 2001, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002 (No. 000-31173)).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001 (No. 000-31173)).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (No. 000-31173)).

10.6	Amendment No. 4 to Amended and Restated Credit Agreement, as amended, dated as of May 17, 2002 by and among ChipPAC International Company Limited, ChipPAC, Inc, the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.7	Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.7.1	Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A.(incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.8	Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc. the Hyundai Group (as defined therein), the Bain Group (as defined therein), the SXI Group (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.8.1	Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

10.8.2	Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

10.8.3	Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein).**

10.9	Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.10	Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.10.1	Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.10.2	Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11	Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.12	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

10.13	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.14	Employment letter agreement, dated as of January 10, 2003 between ChipPAC, Inc. and Robert Krakauer (Incorporated by Reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002).

10.15	Employment letter agreement, dated as of January 13, 2003 between ChipPAC, Inc. and Patricia McCall (Incorporated by Reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002).

10.16	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*

10.17	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.18	ChipPAC, Inc. 2000 Equity Incentive Plan.**

10.19	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**

10.20	Form of Key Employee Purchased Stock Agreement.*

10.20.1	Form of Key Employee Purchased Stock Agreement (with Loan).*

10.21	Form of Employee Restricted Stock Agreement.*

10.22	Form of Directors Tranche I Stock Option Agreement.*

10.23	Form of Employees Tranche I Stock Option Agreement.*

10.24	Form of Tranche II Stock Option Agreement.*

10.25	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.26	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.27	12.75% Senior Subordinated Notes Due 2009.*

10.28	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

10.29	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.30	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.31	Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).

10.32	Employment letter agreement, dated as of October 4, 2000 between ChipPAC, Inc. and Richard Freeman (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.33	Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.34	Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.35	Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.36	Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.37	Patent and Technology License Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries, Co., Ltd. and ChipPAC Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.38	Amendment No. 5 to Amended and Restated Credit Agreement, as amended, dated as of May 19, 2003 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent.

10.39	Registration Rights Agreement, dated March 28, 2003, by and between ChipPAC, Inc. and Lehman Brothers Inc.

10.40	Indenture, dated as of May 28, 2003, by and between ChipPAC, Inc. and U.S. Bank National Association, as trustee.

21.1	Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended on June 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).
**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).
+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b) Reports on Form 8-K.

On July 31, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the three and six month periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of August 8, 2003.

CHIPPAC, INC. (Registrant)

/s/ ROBERT KRAKAUER
ROBERT KRAKAUER Senior Vice President and Chief Financial Officer

/s/ MICHAEL G. POTTER
MICHAEL G. POTTER Vice President, Controller and Chief Accounting Officer