Form 10-Q
period 2003-09-30
CHIPPAC INC
filed 2003-11-12
CIK 1093779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2003
Class A common stock, $.01 par value	97,030,964
Class B common stock, $.01 par value	None

ChipPAC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$38,090	$34,173
Short-term investments	43,022	10,000
Accounts receivable, less allowances for doubtful accounts of $455 and $391	44,891	38,793
Inventories	20,941	15,299
Prepaid expenses and other current assets	9,100	5,285

Total current assets	156,044	103,550
Property, plant and equipment, net	360,110	336,397
Intangible assets, net	15,949	17,300
Other assets	18,913	12,957

Total assets	$551,016	$470,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,910	$39,755
Accrued expenses and other current liabilities	25,714	29,400

Total current liabilities	74,624	69,155
Long-term debt	165,000	217,887
Convertible subordinated notes	200,000	50,000
Other long-term liabilities	21,528	17,618

Total liabilities	461,152	354,660

Stockholders’ equity :
Common stock, Class A—par value $0.01 per share; 250,000 shares authorized, 96,606 and 94,093 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	966	941
Additional paid-in capital	283,017	276,916
Receivables from stockholders	(241)	(480)
Accumulated other comprehensive income	9,169	9,169
Accumulated deficit	(203,047)	(171,002)

Total stockholders’ equity	89,864	115,544

Total liabilities and stockholders’ equity	$551,016	$470,204

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$105,420	$94,659	$300,832	$270,958
Cost of revenue	92,385	78,699	261,169	227,679

Gross profit	13,035	15,960	39,663	43,279

Operating expenses:
Selling, general and administrative	10,313	9,362	28,244	28,982
Research and development	2,729	2,550	8,689	7,258
Restructuring charge and write-down of impaired assets	13,619	—	13,619	—

Total operating expenses	26,661	11,912	50,552	36,240

Operating income (loss)	(13,626)	4,048	(10,889)	7,039
Non-operating (income) expenses:
Interest expense	7,914	7,691	22,804	24,479
Interest income	(287)	(242)	(596)	(455)
Foreign currency (gains) losses	303	(547)	519	860
Gain on sale of building	(3,929)	—	(3,929)	—
Loss from early debt extinguishment	—	—	1,182	3,005
Other income, net	(208)	(175)	(324)	(478)

Total non-operating expenses	3,793	6,727	19,656	27,411

Loss before income taxes	(17,419)	(2,679)	(30,545)	(20,372)
Provision for income taxes	500	500	1,500	1,500

Net loss	$(17,919)	$(3,179)	$(32,045)	$(21,872)

Net loss per share:

Net loss per share available to common stockholders
Basic	$(0.19)	$(0.03)	$(0.34)	$(0.26)
Diluted	$(0.19)	$(0.03)	$(0.34)	$(0.26)

Weighted average shares used in per share calculation:
Basic	95,710	93,421	95,065	85,166
Diluted	95,710	93,421	95,065	85,166

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(32,045)	$(21,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,879	42,947
Amortization of debt issuance costs	1,584	1,832
Foreign currency losses	519	860
Write-down of impaired assets	11,662	—
Loss from early debt extinguishment	1,182	3,005
Gain on sale of building	(3,929)	—
Gain on sale of equipment	(371)	(65)
Changes in assets and liabilities:
Accounts receivable	(6,098)	(5,849)
Inventories	(5,642)	(3,552)
Prepaid expenses and other current assets	(3,898)	(1,587)
Other assets	(3,320)	(4,857)
Accounts payable	9,155	4,021
Accrued expenses and other current liabilities	(3,686)	(27)
Other long-term liabilities	1,824	4,796

Net cash provided by operating activities	17,816	19,652

Cash flows from investing activities:
Purchases of short-term investments	(154,618)	—
Proceeds from sale of short-term investments	121,596	—
Acquisition of property and equipment	(75,660)	(57,999)
Acquisition of intangible assets	(2,279)	(2,544)
Proceeds from sale of building	5,399	—
Proceeds from sale of equipment	479	86
Acquisition of test assets	(3,500)	—
Malaysian acquisition, net of cash and cash equivalents acquired	(3,475)	(5,873)

Net cash used in investing activities	(112,058)	(66,330)

Cash flows from financing activities:
Proceeds from revolving loan and other lines of credit	27,704	105,596
Repayment of revolving loan and other lines of credit	(27,704)	(105,596)
Debt issuance costs	(180)	(703)
Net proceeds from long-term debt	144,861	16,700
Repayment of long-term debt	(52,887)	(82,440)
Repayment of notes from stockholders	239	505
Proceeds from common stock issuance	6,126	167,105
Repurchase of common stock	—	(24)

Net cash provided by financing activities	98,159	101,143

Net increase in cash	3,917	54,465
Cash and cash equivalents at beginning of period	34,173	41,872

Cash and cash equivalents at end of period	$38,090	$96,337

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2003

(Unaudited)

Note 1:    Interim Statements

In the opinion of management of ChipPAC, Inc. (“ChipPAC” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2002 included in ChipPAC’s 2002 Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements include the accounts of ChipPAC, Inc and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year that ends on December 31, 2003. The interim period ended on September 28, 2003, the Sunday nearest September 30th.

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

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted EITF Issue No. 00-21. The adoption of EITF Issue No. 00-21 has no material impact on the Company’s financial statements.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Company’s stock option and purchase plan activity as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation expense had been determined based on the grant date fair value for awards, in accordance with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except for per share amounts)		(In thousands, except for per share amounts)

	2003	2002	2003	2002
Net loss as reported	$(17,919)	$(3,179)	$(32,045)	$(21,872)
Add: Total stock-based employee compensation included in net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expenses determined under fair value method for awards, net of related tax effects	1,706	1,109	3,490	3,605

Pro forma net loss	$(19,625)	$(4,288)	$(35,535)	$(25,477)

Net loss per share as reported:
Basic	$(0.19)	$(0.03)	$(0.34)	$(0.26)
Diluted	$(0.19)	$(0.03)	$(0.34)	$(0.26)

Pro forma net loss per share:
Basic	$(0.21)	$(0.05)	$(0.37)	$(0.30)
Diluted	$(0.21)	$(0.05)	$(0.37)	$(0.30)

Weighted average shares used in per share calculation:
Basic	95,710	93,421	95,065	85,166
Diluted	95,710	93,421	95,065	85,166

The following assumptions were used to determine the pro forma impact of accounting for stock options issued during the three and nine months ended September 30, 2003 and September 30, 2002: (1) risk-free interest rate of 2.9% and 2.5%, respectively, (2) dividend yield of 0.0%, (3) expected life of four years, and (4) volatility of 58.4% and 53.3%, respectively.

Note 2:    Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$16,973	$11,198
Work in process	3,696	3,293
Finished goods	272	808

	$20,941	$15,299

Property, plant and equipment were comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Land use rights	$11,171	$12,368
Buildings and improvements	69,218	66,404
Equipment	573,624	529,710

	654,013	608,482
Less accumulated depreciation and amortization	(293,903)	(272,085)

	$360,110	$336,397

Other assets were comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Deposits	$1,006	$836
Long-term, non-executive, employee loans	1,017	802
Debt issuance costs, net of amortization of $4,700 and $5,944	12,765	10,132
Other	4,125	1,187

	$18,913	$12,957

Intangible assets balances are summarized as follows (in thousands):

	September 30, 2003			December 31, 2002
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$16,491	$6,715	$9,776	$15,734	$4,980	$10,754
Software and software development	16,187	10,385	5,802	14,231	8,460	5,771
Licenses	4,497	4,126	371	4,422	3,647	775

	$37,175	$21,226	$15,949	$34,387	$17,087	$17,300

Amortization expense for intangible assets is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Intellectual property	$594	$535	$1,735	$1,572
Software and software development	679	659	1,925	1,947
Licenses	183	134	479	242

	$1,456	$1,328	$4,139	$3,761

Intangible assets are being amortized over estimated useful lives of three to seven years. Estimated future amortization expense is as follows (in thousands):

October 1, 2003 to December 31, 2003	$1,489
2004	4,892
2005	4,341
2006	3,304
2007	1,497
Thereafter	426

Total	$15,949

Accrued expenses and other liabilities were comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Payroll and related items	$14,814	$14,778
Interest payable	5,893	9,210
Other expenses	5,007	5,412

	$25,714	$29,400

In the three month period ended September 30, 2003, ChipPAC’s management approved restructuring plans to realign its organization and reduce operating costs. These actions were designed to better align the Company’s workforce and to reduce operating expenses. These plans were a combination of reductions in work force and employee furloughs. Restructuring charges of $1.9 million were expensed during the three month period ended September 30, 2003. As of September 30, 2003, the Company has reduced its work force by 252 employees. Components of the accrued restructuring costs and amount charged for restructuring as of September 30, 2003 are as follow (in thousands):

	Accrual	Expenditure	Balance September 30, 2003
Employee separations	$1,957	$1,417	$540

Note 3:    Line of Credit and Other Bank Borrowings

Line of Credit

The Company has a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of its senior credit facility. The revolving credit line under the senior credit facility matures on July 31, 2005. During the three month period ended September 30, 2003, the Company did not utilize any borrowings against this revolving line of credit and as of September 30, 2003, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to the Company.

The Company has also established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $4.0 million and $8.0 million, respectively. During the three month period ended September 30, 2003, no borrowings were made against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility. The Company also has a line of credit available with Southern Bank Bhd. for $0.5 million. During the three month period ended September 30, 2003, the Company borrowed $0.3 million against this line of credit loan for general corporate purposes at the interest rate of 6.9% per annum. As of September 30, 2003, there was no outstanding balance on this credit line.

Other Borrowings

        On May 28, 2003, the Company issued $125.0 million of 2.5% convertible subordinated notes due 2008 in a private placement and on June 5, 2003, the initial purchaser exercised the option to purchase an additional $25.0 million of 2.5% senior subordinated notes under the same terms. The $150.0 million of 2.5% convertible subordinated notes are convertible into shares of the Company’s Class A common stock at a conversion price of $8.062 per share, subject to adjustment, at any time prior to June 1, 2008, and bear an interest rate of 2.5% per annum. The Company used $63.9 million from the proceeds of these notes to pay down term loans of $36.2 million, a foreign loan of $16.7 million and revolving loans of $11.0 million. The remaining $61.1 million is being used for general corporate purposes. On October 3, 2003, the Company filed a registration statement with the Securities Exchange Commission on Form S-3, which is not yet effective, for these notes along with the shares of common stock into which the notes are convertible.

As of September 30, 2003, the Company’s total debt consisted of $365.0 million of borrowings, which was comprised of $165.0 million of 12.75% senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes.

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

Note 5:    Acquisition of Malaysian Business

On June 30, 2000, the Company consummated the acquisition of Intersil’s packaging and test operations located in Kuala Lumpur, Malaysia, along with related intellectual property for approximately $71.5 million in cash and preferred stock. Additionally, in 2000, $2.4 million of other purchase price adjustments were recorded based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business. The terms of the acquisition of the Malaysian business required the Company to pay additional contingent incentive payments to Intersil of approximately $17.9 million based on the achievement of milestones. Cumulatively, as of September 30, 2003, $17.9 million of contingent incentive payments have been made and the Company recorded these contingent payments as additional purchase price. Deferred tax of $5.6 million has been recorded on all of these adjustments, which resulted in a further increase of the effective purchase price and non-current assets.

There was no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceed the purchase price by $56.2 million as of July 1, 2000. This amount, reduced by the additional contingent incentive payments, other purchase price adjustments and related deferred taxes, as of September 30, 2003, has been allocated in full to non-current assets as summarized below:

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

As of September 30, 2003, there were options outstanding to purchase 8.2 million shares of Class A common stock with a weighted average exercise price of $3.74, which could potentially dilute basic EPS in the future, but were not included in diluted EPS as their effect would have been antidilutive due to the net loss. The Company also has outstanding $50.0 million convertible subordinated notes which are convertible into approximately 5.0 million shares of Class A common stock at $9.96 per share and $150.0 million convertible subordinated notes which are convertible into approximately 18.6 million shares of Class A common stock at $8.062 per share. These were not included in diluted EPS as their effect would also have been antidilutive due to the net loss. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net loss per share	$(17,919)	95,710	$(0.19)	$(3,179)	93,421	$(0.03)

Diluted EPS:
Net loss per share	$(17,919)	95,710	$(0.19)	$(3,179)	93,421	$(0.03)

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic EPS:
Net loss per share	$(32,045)	95,065	$(0.34)	$(21,872)	85,166	$(0.26)

Diluted EPS:
Net loss per share	$(32,045)	95,065	$(0.34)	$(21,872)	85,166	$(0.26)

Note 7:    Contingent Liabilities

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $13.9 million U.S. Dollars at September 30, 2003) was made by the Korean National Tax Administration, or NTA, relating to withholding tax not collected on the loan between the Company’s subsidiaries in Korea and Hungary. The prevailing tax treaty does not require withholding on the transactions in question. There were no further assessments made during the quarter ended September 30, 2003. The Company has appealed the assessment through the NTA’s Mutual Agreement Procedure and believes that the assessment will be overturned. As of September 30, 2003, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. The Company complied with the guarantee request on August 1, 2002. No further assessments have been made.

Note 8:    Acquisition of Cirrus Logic Test Assets

On June 30, 2003, the Company acquired the semiconductor test operation assets of Cirrus Logic, Inc. Pursuant to the Asset Purchase Agreement by and between the Company and Cirrus Logic, the Company has paid Cirrus Logic, Inc., $3.5 million in cash. The terms of the acquisition of the Cirrus Logic semiconductor test operation assets also required the Company to pay until June 30, 2007 additional contingent incentive payments to Cirrus Logic, Inc. based on the achievement of milestones with respect to the transfer of the seller’s test business.

Note 9:    Sale of Building

The Company sold an unutilized building and land, located in its Malaysian facility to Texas Instruments Malaysia for total consideration of $5.5 million. The Company realized a gain of $3.9 million before taxes as a result of the sale.

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

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,597	$323	$22,128	$2,042	$—	$38,090
Short-term investments	37,522	—	5,500	—	—	43,022
Intercompany accounts receivable	173,421	20,036	21,675	16,154	(231,286)	—
Accounts receivable, net	—	—	44,859	32	—	44,891
Inventories	—	—	17,097	3,844	—	20,941
Prepaid expenses and other current assets	1,428	—	6,727	945	—	9,100

Total current assets	225,968	20,359	117,986	23,017	(231,286)	156,044
Property, plant and equipment, net	5,098	11,645	245,005	98,362	—	360,110
Intercompany loans receivable	—	202,380	—	—	(202,380)	—
Investment in subsidiaries	59,043	—	87,233	—	(146,276)	—
Intangible assets, net	808	—	14,715	426	—	15,949
Other assets	7,655	5,303	5,949	6	—	18,913

Total assets	$298,572	$239,687	$470,888	$121,811	$(579,942)	$551,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Intercompany accounts payable	$156	$4,043	$204,112	$22,975	$(231,286)	$—
Accounts payable	1,965	32	38,729	8,184	—	48,910
Accrued expenses and other current liabilities	6,587	3,638	10,318	5,171	—	25,714

Total current liabilities	8,708	7,713	253,159	36,330	(231,286)	74,624
Long-term debt	—	165,000	—	—	—	165,000
Convertible subordinated notes	200,000	—	—	—	—	200,000
Intercompany loans payable	—	—	202,380	—	(202,380)	—
Other long-term liabilities	—	—	21,528	—	—	21,528

Total liabilities	208,708	172,713	477,067	36,330	(433,666)	461,152

Stockholders’ equity:
Common stock	966	—	—	—	—	966
Additional paid in capital	283,017	81,689	174,691	149,093	(405,473)	283,017
Receivables from stockholders	(241)	—	—	—	—	(241)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(203,047)	(14,715)	(189,575)	(64,076)	268,366	(203,047)

Total stockholders’ equity	89,864	66,974	(6,179)	85,481	(146,276)	89,864

Total liabilities and stockholders’ equity	$298,572	$239,687	$470,888	$121,811	$(579,942)	$551,016

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$19,635	$1,368	$—	$53,409	$(74,412)	$—
Customer revenue	—	—	300,754	78	—	300,832

	19,635	1,368	300,754	53,487	(74,412)	300,832
Cost of revenue	425	836	284,529	49,791	(74,412)	261,169

Gross profit	19,210	532	16,225	3,696	—	39,663

Operating expenses:
Selling, general and administrative	15,762	218	9,645	2,619	—	28,244
Research and development	2,274	—	6,186	229	—	8,689
Restructuring and write-down of impaired assets	540	—	9,049	4,030	—	13,619

Total operating expenses	18,576	218	24,880	6,878	—	50,552

Operating income (loss)	634	314	(8,655)	(3,182)	—	(10,889)
Non-operating (income) expenses
Inter-company interest expense	—	—	12,163	1,515	(13,678)	—
Interest expense	4,819	17,680	305	—	—	22,804
Interest income	(445)	—	(147)	(4)	—	(596)
Inter-company interest income	—	(13,678)	—	—	13,678	—
(Income) loss from investment in subsidiaries	28,220	—	4,593	—	(32,813)	—
Foreign currency loss	(1)	—	490	30	—	519
Gain on sale of building	—	—	(3,929)	—	—	(3,929)
Loss from early debt extinguishment	—	1,099	83	—	—	1,182
Other (income) expenses, net	81	—	(275)	(130)	—	(324)

Total non-operating (income) expense	32,674	5,101	13,283	1,411	(32,813)	19,656

Income / (loss) before income taxes	(32,040)	(4,787)	(21,938)	(4,593)	32,813	(30,545)
Provision for income taxes	5	276	1,219	—	—	1,500

Net income / (loss)	$(32,045)	$(5,063)	$(23,157)	$(4,593)	$32,813	$(32,045)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(32,045)	$(5,063)	$(23,157)	$(4,593)	$32,813	$(32,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	761	836	37,893	11,389	—	50,879
Amortization of debt issuance cost	588	996	—	—	—	1,584
Foreign currency loss	(1)	—	490	30	—	519
Write-off of impaired assets	—	—	7,632	4,030	—	11,662
Loss from early debt extinguishment	—	1,099	83	—	—	1,182
Gain on sale of building	—	—	(3,929)	—	—	(3,929)
Gain on sale of equipment	(5)	—	(288)	(78)	—	(371)
Equity income (loss) from investment in subsidiaries	28,220	—	4,593	—	(32,813)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(57,247)	48,974	1,490	709	6,074	—
Accounts receivable	17	—	(6,098)	(17)	—	(6,098)
Inventories	—	—	(5,002)	(640)	—	(5,642)
Prepaid expenses and other current assets	(459)	—	(3,959)	520	—	(3,898)
Other assets	(78)	—	(3,246)	4	—	(3,320)
Intercompany accounts payable	(803)	(56,178)	64,134	(1,079)	(6,074)	—
Accounts payable	591	(1,921)	12,001	(1,516)	—	9,155
Accrued expenses and other current liabilities	1,310	(5,620)	1,710	(1,086)	—	(3,686)
Other long-term liabilities	2	—	1,852	(30)	—	1,824

Net cash provided by (used in) operating activities	(59,149)	(16,877)	86,199	7,643	—	17,816

Cash flows from investing activities:
Purchases of short-term investments	(149,118)	—	(5,500)	—	—	(154,618)
Proceeds from sale of short-term investments	121,596	—	—	—	—	121,596
Acquisition of property and equipment	38	(6,899)	(57,736)	(11,063)	—	(75,660)
Acquisition of intangible assets	(474)	—	(1,805)	—	—	(2,279)
Proceeds from sale of building	—	—	5,399	—	—	5,399
Proceeds from sale of equipment	5	—	372	102	—	479
Acquisition of test assets	—	—	(3,500)	—	—	(3,500)
Malaysian acquisition, net of cash and cash equivalent acquired	—	—	(3,475)	—	—	(3,475)
Investment in subsidiaries	(54,000)	—	(34,000)	—	88,000	—

Net cash used in investing activities	(81,953)	(6,899)	(100,245)	(10,961)	88,000	(112,058)

Cash flows from financing activities:
Proceeds from revolving loan and other lines of credit	—	26,500	1,204	—	—	27,704
Repayment of revolving loan and other lines of credit	—	(26,500)	(1,204)	—	—	(27,704)
Debt issuance costs	(180)	—	—	—	—	(180)
Net proceeds from long-term debt	144,861	—	—	—	—	144,861
Repayment of long-term debts	—	(36,187)	(16,700)	—	—	(52,887)
Intercompany loan payments	—	50,120	(16,120)	(34,000)	—	—
Intercompany capital contributions	—	—	54,000	34,000	(88,000)	—
Repayment of notes from stockholders	239	—	—	—	—	239
Proceeds from common stock issuance	6,126	—	—	—	—	6,126

Net cash provided by financing activities	151,046	13,933	21,180	—	(88,000)	98,159

Net increase (decrease) in cash	9,944	(9,843)	7,134	(3,318)	—	3,917
Cash and cash equivalents at beginning of period	3,653	10,166	14,994	5,360	—	34,173

Cash and cash equivalents at end of period	$13,597	$323	$22,128	$2,042	$—	$38,090

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2002

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,653	$10,166	$14,994	$5,360	$—	$34,173
Short-term investments	10,000	—	—	—	—	10,000
Intercompany accounts receivable	116,175	69,010	23,165	16,863	(225,213)	—
Accounts receivable, net	17	—	38,760	16	—	38,793
Inventories	—	—	12,095	3,204	—	15,299
Prepaid expenses and other current assets	968	—	2,852	1,465	—	5,285

Total current assets	130,813	79,176	91,866	26,908	(225,213)	103,550
Property, plant and equipment, net	5,528	5,582	222,698	102,589	—	336,397
Intercompany loans receivable	—	252,500	—	—	(252,500)	—
Investment in subsidiaries	33,263	—	57,827	—	(91,090)	—
Intangible assets, net	703	—	16,018	579	—	17,300
Other assets	2,847	7,398	2,702	10	—	12,957

Total assets	$173,154	$344,656	$391,111	$130,086	$(568,803)	$470,204

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Intercompany accounts payable	$960	$60,221	$139,978	$24,054	$(225,213)	$—
Accounts payable	1,373	1,953	26,729	9,700	—	39,755
Accrued expenses and other current liabilities	5,277	9,258	8,607	6,258	—	29,400

Total current liabilities	7,610	71,432	175,314	40,012	(225,213)	69,155
Long-term debt, less current portion	—	201,187	16,700	—	—	217,887
Convertible subordinated notes	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	218,500	34,000	(252,500)	—
Other long-term liabilities	—	—	17,618	—	—	17,618

Total liabilities	57,610	272,619	428,132	74,012	(477,713)	354,660

Stockholders’ equity (deficit):
Common stock	941	—	—	—	—	941
Additional paid in capital	276,916	81,689	120,692	115,093	(317,474)	276,916
Receivables from stockholders	(480)	—	—	—	—	(480)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(171,002)	(9,652)	(166,418)	(59,483)	235,553	(171,002)

Total stockholders’ equity (deficit)	115,544	72,037	(37,021)	56,074	(91,090)	115,544

Total liabilities and stockholders’ equity (deficit)	$173,154	$344,656	$391,111	$130,086	$(568,803)	$470,204

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2002

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$21,067	$200	$—	$51,080	$(72,347)	$—
Customer revenue	—	—	270,703	255	—	270,958

	21,067	200	270,703	51,335	(72,347)	270,958
Cost of revenue	—	120	253,259	46,647	(72,347)	227,679

Gross profit	21,067	80	17,444	4,688	—	43,279
Operating expenses:
Selling, general and administrative	17,613	233	8,261	2,875	—	28,982
Research and development	1,957	—	5,301	—	—	7,258

Total operating expenses	19,570	233	13,562	2,875	—	36,240

Operating income (loss)	1,497	(153)	3,882	1,813	—	7,039
Non-operating (income) expenses
Inter-company interest expense	—	—	21,254	2,510	(23,764)	—
Interest expense	3,300	20,724	455	—	—	24,479
Interest income	(291)	(22)	(123)	(19)	—	(455)
Inter-company interest income	—	(23,677)	(87)	—	23,764	—
Loss from investment in
subsidiaries	20,362	—	809	—	(21,171)	—
Foreign currency loss	—	—	815	45	—	860
Loss from early debt extinguishment	—	3,005	—	—	—	3,005
Other expenses, net	(5)	—	(284)	(189)	—	(478)

Total non-operating expenses	23,366	30	22,839	2,347	(21,171)	27,411

Loss before income taxes	(21,869)	(183)	(18,957)	(534)	21,171	(20,372)
Provision for income taxes	3	122	1,100	275	—	1,500

Net loss	$(21,872)	$(305)	$(20,057)	$(809)	$21,171	$(21,872)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2002

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(21,872)	$(305)	$(20,057)	$(809)	$21,171	$(21,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,170	120	31,827	9,830	—	42,947
Amortization of debt issuance cost	140	1,692	—	—	—	1,832
Foreign currency (gains) loss	—	—	815	45	—	860
Loss from early debt extinguishment	—	3,005	—	—	—	3,005
(Gain) loss on sale of equipment	—	—	(78)	13	—	(65)
Equity income from investment in subsidiaries	20,362	—	809	—	(21,171)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(144,546)	13,682	(1,422)	(7,671)	139,957	—
Accounts receivable	13	9	(5,838)	(33)	—	(5,849)
Inventories	—	—	(2,604)	(948)	—	(3,552)
Prepaid expenses and other current assets	(535)	(38)	(435)	(579)	—	(1,587)
Other assets	367	(65)	(4,573)	(586)	—	(4,857)
Intercompany accounts payable	510	110,072	26,975	2,400	(139,957)	—
Accounts payable	(109)	(691)	3,041	1,780	—	4,021
Accrued expenses and other current liabilities	3,203	(7,351)	2,873	1,248	—	(27)
Other long-term liabilities	—	—	4,796	—	—	4,796

Net cash provided by (used in) operating activities	(141,297)	120,130	36,129	4,690	—	19,652

Cash flows from investing activities:
Acquisition of property, plant and equipment	(66)	(3,837)	(41,920)	(12,176)	—	(57,999)
Acquisition of intangible assets	(462)	—	(2,015)	(67)	—	(2,544)
Proceeds from sale of equipment	—	—	86	—	—	86
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(5,873)	—	—	(5,873)
Investment in subsidiaries	—	—	(7,507)	—	7,507	—

Net cash used in investing activities	(528)	(3,837)	(57,229)	(12,243)	7,507	(66,330)

Cash flows from financing activities:
Proceeds from revolving loan and other lines of credit	—	100,000	5,596	—	—	105,596
Repayment of revolving loan	—	(100,000)	(5,596)	—	—	(105,596)
Increase in debt issuance costs	—	(703)	—	—	—	(703)
Net proceeds from long-term debt	—	(82,440)	16,700	—	—	(65,740)
Repayment of notes from stockholders	505	—	—	—	—	505
Intercompany loan payments	—	—	—	7,507	(7,507)	—
Proceeds from common stock issuance	167,105	—	—	—	—	167,105
Repurchase of common stock	(24)	—	—	—	—	(24)

Net cash provided by (used in) financing activities	167,586	(83,143)	16,700	7,507	(7,507)	101,143

Net increase (decrease) in cash	25,761	33,150	(4,400)	(46)	—	54,465
Cash and cash equivalents at beginning of period	1,842	17,093	20,939	1,998	—	41,872

Cash and cash equivalents at end of period	$27,603	$50,243	$16,539	$1,952	$—	$96,337

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to ChipPAC’s fiscal quarters ended September 30, 2003 and September 30, 2002, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2002 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. Also, terrorist acts, war, political unrest or disease epidemics in the regions where we have operations could materially affect our financial condition and our results of operation. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Results of Operations

Three and nine month periods ended September 30, 2003 compared to three and nine month periods ended September 30, 2002

Revenue.    Revenue was $105.4 million and $300.8 million for the three and nine month periods ended September 30, 2003, respectively, an increase of 11.4% and 11.0% compared to revenue of $94.7 million and $271.0 million for the same periods in 2002, respectively. New customers were added in the latter half of 2002 and these new customers have been increasing production since the beginning of the year. In addition, we have expanded our products and services to our existing customer base in 2003. These factors contributed to the increase of revenue over the same periods in 2002. We expect that demand and revenue will continue to improve. Assembly unit volumes for the three and nine month periods ended September 30, 2003, increased 12.2% and 9.6%, respectively, over the same periods in 2002. Average selling prices per pin for the three and nine month periods ended September 30, 2003, decreased 10.4% and 5.4%, respectively, compared to the same periods in 2002.

Gross Profit.    Gross profit during the three and nine month periods ended September 30, 2003 was $13.0 million and $39.7 million, a decrease of 18.8% and 8.4% compared to gross profit of $16.0 million and $43.3 million for the same periods in 2002, respectively. Gross margin as a percent of revenue was 12.4% and 13.2% for the three and nine month periods ended September 30, 2003, as compared to 16.9% and 16.0% in the same period in 2002, respectively. For the three and nine month periods ended September 30, 2003 compared to the same period in 2002, gross profit percentage declined due to substrate pricing increases, lower margin products making up a larger weighted factor in our overall product mix, rising costs of materials in reaction to macroeconomic issues including South Korean exchange rate valuations and increased gold market prices and non-recurring expenses of $0.6 million related to inventory write downs and facility moving expenses. Overall equipment utilization was approximately 60.2 % for the three month period ended September 30, 2003 as compared to 63.0 % in the same period in 2002. We expect gross profit to improve as a result of our restructuring.

Selling, General, and Administrative.    Selling, general and administrative expenses were $10.3 million and $28.2 million for the three and nine month periods ended September 30, 2003 as compared to $9.4 million and $29.0 million for the same periods in 2002. Selling, general and administrative expenses increased 10.2% for the three month period ended September 30, 2003 as compared to the same period in 2002. For the nine month period ended September 30, 2003, selling, general and administrative expenses decreased 2.5% compared to the same period in 2002. As a percentage of revenue, selling, general and administrative expenses were 9.8% and 9.4% for the three and nine month periods ended September 30, 2003, respectively, compared to 9.9% and 10.7% for the same periods in 2002, respectively. During the three month period ended September 30, 2003, expenses increased primarily from activities related to selling expenses. The decrease in expenses as a percentage of revenue for the nine month period for September 30, 2003 expenses compared to the 2002 periods was due to cost and hiring controls keeping spending under the percentage increase in revenue.

Research and Development.    Research and development expenses for the three and nine month periods ended September 30, 2003 were $2.7 million and $8.7 million, respectively, versus $2.6 million and $7.3 million for the same periods in 2002, an increase of 7.0% and 19.7% from the three and nine month periods ended September 30, 2002, respectively. Throughout 2003, we have continued to increase our research and development staffing and projects at all three of our plants. The increased staffing and increased number of projects in 2003 drove the additional spending compared to the same periods in 2002.

Restructuring Charge and Write Down of Impaired Assets.    During the three month period ended September 30, 2003, restructuring plans were executed to realign our organization and reduce operating costs to better align our expenses with revenues. As of September 30, 2003, we had a total reduction of 252 personnel related to the restructuring. Restructuring and related charges of $1.9 million were expensed during the three month period ended September 30, 2003.

In addition, during the three month period ended September 30, 2003, we wrote down impaired assets by $11.7 million. We determined that the expected cash flows related to certain manufacturing equipment was not sufficient to recover the carrying value of the equipment. As the result of this, the carrying values of these assets were written down to the estimated fair market value and will continue to be depreciated over the remaining useful lives. There were no equivalent write-offs in the same period during 2002.

Interest Expense.    Total outstanding interest-bearing debt was $365.0 million at September 30, 2003 versus $317.9 million at September 30, 2002. The increase in debt outstanding of $47.1 million from September 30, 2002 to September 30, 2003, is attributable to the issuance of $150.0 million convertible debt in May 2003 offset by the pay down of $102.9 million of term loans and other lines of credits and revolver loans. Related interest expense was $7.9 million and $22.8 million for the three and nine month periods ended September 30, 2003, an increase of 2.9% as compared to $7.7 million for the three month period and a decrease of 6.8% as compared to $24.5 million for the nine month period ended September 30, 2002. Despite the increase in total outstanding debt at September 30, 2003 as compared to September 30, 2002, interest expense decreased primarily as the result of lower interest rates on the new convertible debt that replaced debt with significantly higher rates. Total interest expenses paid in cash for the nine months ended September 30, 2003 were $24.8 million.

Foreign Currency Losses.    Net foreign currency losses were $0.3 million and $0.5 million for the three and nine month periods ended September 30, 2003, respectively, as compared to a net foreign currency gain of $0.5 million for the same three month period in 2002 and a net foreign currency loss of $0.9 million for the same nine month period in 2002. These non-cash losses were primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term severance benefits payable to our South Korean employees in Korean Won.

Loss From Early Extinguishment of Debt.    In May and June 2003, we issued $150.0 million of 2.5% convertible subordinated notes in a private placement and used a portion of the proceeds to payoff term loans and foreign debt. As a result of the early extinguishment of these loans and debt, associated capitalized debt issuance cost of $1.2 million In May 2002, we used proceeds from our secondary public offering to pay off term loans. As the result of this early extinguishment of debt, associated capitalized debt issuance cost of $3.0 million were written-off. There were no additional related expenses in the three month period ended September 30, 2003.

Income Taxes.    Consolidated income tax provisions were $0.5 million and $1.5 million for both of the three and nine month periods ended September 30, 2003 and 2002, respectively. We have a mix of tax rates across the various jurisdictions in which we do business, and our current estimated provision for 2003 is $2.0 million with $0.5 million recognized in the three month period ended September 30, 2003. This estimate does not take into account any future benefit from loss carryforwards, which we may realize once we again achieve profitability and begin generating taxable income.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002. Critical accounting policies affecting us have not changed materially since December 31, 2002.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $30.9 million and $75.7 million on capital expenditures during the three and nine month periods ended September 30, 2003, respectively, as compared to $18.1 million and $58.0 million in capital expenditures during the same periods in 2002, respectively. In addition, $3.5 million was invested for the Cirrus Logic’s back-end wafer probe and test assets.

As of September 30, 2003, our total debt consisted of $365.0 million of borrowings, which was comprised of $165.0 million of 12.75% senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes.

Our senior credit facilities, as amended, contain covenants restricting our operations and requiring that we meet specified financial tests. The financial covenants consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12-months calculation. There were no violations of the covenants under the senior credit facilities, as amended, through September 30, 2003.

Other than the covenants on the debt as discussed above and the tax guarantee to the Korean Tax Authorities and discussed below, we have no performance guarantees. We also have no investment in any unconsolidated entities. Our off-balance sheet commitments are limited to equipment operating leases, royalty/license agreements, and leases on office and manufacturing space. Our total off-balance sheet obligations are approximately $56.2 million as of September 30, 2003.

Our total commitments on our loans, operating leases, and other agreements as of September 30, 2003, were as follows (in thousands):

	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
On balance sheet commitments:
Senior subordinated notes	$165,000	$—	$—	$—	$165,000
Convertible subordinated notes	200,000	—	—	150,000	50,000

Total on balance sheet commitments	365,000	—	—	150,000	215,000

Off balance sheet commitments:
Operating leases	55,009	2,361	12,757	10,782	29,109
Royalty/licensing agreements	1,148	66	802	280	—

Total off balance sheet commitments	56,157	2,427	13,559	11,062	29,109

Total commitments	$421,157	$2,427	$13,559	$161,062	$244,109

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $13.9 million U.S. Dollars at September 30, 2003), was made by the Korean National Tax Administration, or NTA, relating to withholding tax not collected on the loan between our subsidiaries in Korea and Hungary. The prevailing tax treaty does not require withholding on the transactions in question. There were no further assessments made during the quarter ended September 30, 2003. We have appealed the assessment through the NTA’s Mutual Agreement Procedure and believe that the assessment will be overturned. As of September 30, 2003, no accrual has been made. On July 18, 2002, the Icheon tax office of the NTA approved a tax suspension of the proposed assessment until resolution of the disputed assessment. The NTA required a corporate guarantee of 120% of the assessment in exchange for the suspension. We complied with the guarantee request on August 1, 2002. No further assessments have been made.

For the nine month periods ended September 30, 2003 and 2002, cash provided by operations was $17.8 million and $19.7 million, respectively. Cash provided by operations is calculated by adjusting our net loss by non-cash related items such as depreciation and amortization, debt issuance cost amortization, write down of impaired assets, gains from sale of assets, loss from early extinguishment of debt and foreign currency loss and by changes in assets and liabilities. During the nine month period ended September 30, 2003, non-cash related items included $50.9 million related to depreciation and amortization, $1.6 million from debt issuance costs, $11.7 million from write down of impaired assets, $4.3 million from gain on sale of assets, $1.2 million loss from early extinguishment of debt and $0.5 million from foreign currency loss. Working capital uses of cash included increases in accounts receivable, inventories, prepaid assets, and a decrease in accrued liabilities, primarily due to interest payments made. Working capital sources of cash primarily was due to an increase in accounts payable.

For the nine month period ended September 30, 2003, cash used in investing activities was $112.1 million versus $66.3 million for the same period in 2002. During the nine month period ended September 30, 2003, $75.7 million was used for capital expenditures and $3.5 million was invested in Cirrus Logic’s back-end wafer probe and test assets. In addition, the final $3.5 million was invested in the purchase of the Malaysian business, including purchased intellectual property. Proceeds from sale of assets were $5.9 million, which includes $5.5 million related to the sale of our building in Malaysia.

For the nine month period ended September 30, 2003, cash provided by financing activities was $98.2 million as compared to $101.1 million for the same period in 2002. In May and June 2003, $144.9 million, after deducting transaction costs, was provided by the issuance of subordinated convertible notes in a private placement. As of September 30, 2003, there were no outstanding borrowing on the revolving loan and the line of credit facilities. During the nine month period ended September 30, 2003, $6.1 million was provided by the issuance of new common stock through the employee stock purchase plan and employee stock option plans.

The terms of the acquisition of the Malaysian business required contingent incentive payments to Intersil, up to a maximum of $17.9 million through June 30, 2003. There were no additional accruals related to the acquisition in the three month period ended September 30, 2003. Cumulatively we have paid $17.9 million under this arrangement, which completed our required payments.

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

On May 28, 2003, we issued $125.0 million of 2.5% convertible subordinated notes due 2008 in a private placement and on June 5, 2003, the initial purchaser exercised the option to purchase an additional $25.0 million of 2.5% convertible subordinated notes under the same terms. The $150.0 million of 2.5% convertible subordinated notes are convertible into shares of our Class A common stock at a conversion price of $8.062 per share, subject to adjustment at any time prior to June 1, 2008 and bear an interest rate of 2.5% per annum. We used $63.9 million from the proceeds of these notes to pay down $36.2 million of our term loans, $16.7 million of foreign loan of and $11.0 million of revolving loans. The remaining $61.1 million is being used for general corporate purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2003, in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2.1	Amended and Restated Agreement and Plan of Merger of ChipPAC, Inc., a California corporation, and ChipPAC, Inc., a Delaware corporation.**

2.2	Agreement and Plan of Recapitalization and Merger, dated as of March 13, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

2.3	First Amendment to Agreement and Plan of Recapitalization and Merger, dated as of June 16, 1999 by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

2.4	Second Amendment to Agreement and Plan of Recapitalization and Merger, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc. and ChipPAC Merger Corp.*

3.1	Amended and Restated Certificate of Incorporation of ChipPAC, Inc.**

3.2	Amended and Restated By-Laws of ChipPAC, Inc.**

4.1	Specimen certificate for ChipPAC, Inc. Common Stock.**

10.1	Credit Agreement, dated as of August 5, 1999, as amended and restated as of June 30, 2000, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

10.2	Guaranty, dated as of August 5, 1999, by and among ChipPAC, Inc. and certain subsidiaries of ChipPAC, Inc., in favor of Credit Suisse First Boston (incorporated by reference to Exhibit 4.5 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.3	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 13, 2001, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002 (No. 000-31173)).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001 (No. 000-31173)).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (No. 000-31173)).

10.6	Amendment No. 4 to Amended and Restated Credit Agreement, as amended, dated as of May 17, 2002 by and among ChipPAC International Company Limited, ChipPAC, Inc, the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.7	Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.7.1	Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A.(incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.8	Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc. the Hyundai Group (as defined therein), the Bain Group (as defined therein), the SXI Group (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.8.1	Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

10.8.2	Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

10.8.3	Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein).**

10.9	Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.10	Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.10.1	Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.10.2	Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11	Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.12	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

10.13	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.14	Employment letter agreement, dated as of January 10, 2003 between ChipPAC, Inc. and Robert Krakauer. (Incorporated by Reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002)

10.15	Employment letter agreement, dated as of January 13, 2003 between ChipPAC, Inc. and Patricia McCall. (Incorporated by Reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002)

10.16	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*

10.17	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.18	ChipPAC, Inc. 2000 Equity Incentive Plan.**

10.19	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**

10.20	Form of Key Employee Purchased Stock Agreement.*

10.20.1	Form of Key Employee Purchased Stock Agreement (with Loan).*

10.21	Form of Employee Restricted Stock Agreement.*

10.22	Form of Directors Tranche I Stock Option Agreement.*

10.23	Form of Employees Tranche I Stock Option Agreement.*

10.24	Form of Tranche II Stock Option Agreement.*

10.25	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.26	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.27	12.75% Senior Subordinated Notes Due 2009.*

10.28	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

10.29	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.30	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.31	Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).

10.32	Employment letter agreement, dated as of October 4, 2000 between ChipPAC, Inc. and Richard Freeman (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.33	Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.34	Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.35	Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.36	Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.37	Patent and Technology License Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries, Co., Ltd. and ChipPAC Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.38	Amendment No. 5 to Amended and Restated Credit Agreement, as amended, dated as of May 19,2003 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.39	Registration Rights Agreement, dated March 28, 2003, by and between ChipPAC Inc. and Lehman Brothers Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.40	Indenture, dated as of May 28, 2003, by and between ChipPAC, Inc. and U.S. Bank National Association, as trustee. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.41	Settlement Agreement and General Release, dated as of September 26, 2003, between Richard Freeman and ChipPAC, Inc.

21.1	Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended on June 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).

**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).

+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b)	Reports on Form 8-K.

On July 31, 2003, we furnished a Current Report on Form 8-K to the SEC, reporting our earnings and including the Company’s press release announcing financial results for the three and six month periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of November 12, 2003.

CHIPPAC, INC. (Registrant)

/s/ ROBERT KRAKAUER

ROBERT KRAKAUER Senior Vice President and Chief Financial Officer

/s/ MICHAEL G. POTTER

MICHAEL G. POTTER Vice President, Controller and Chief Accounting Officer