Form 10-K
period 2003-12-31
CHIPPAC INC
filed 2004-03-12
CIK 1093779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates of the registrant (based upon the closing sales price of such shares on the Nasdaq National Market as of March 9, 2004) was $636,523,693.65.

At the close of market on March 9, 2004, there were 98,193,522 shares of the Registrant’s Class A common stock outstanding. No shares of the Registrant’s Class B common stock were outstanding on that date.

PART I

ITEM 1.     BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 of this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include our proposed merger with ST Assembly Test, Ltd, possible international conflicts, changes in general economic and external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Industry

ChipPAC is one of the world’s largest independent providers of semiconductor packaging, test, and distribution services. We offer one of the broadest portfolios of packaging and test services for integrated circuits. We supply packaging solutions to some of the leading semiconductor companies servicing the computing, communications, consumer, automotive and industrial markets. We are a leader in providing high end packaging solutions, including ball grid array packages, or BGA packages, chip scale packages, flip-chip and stacked die packages. In addition to providing assembly and test services on a global basis, we are the largest independent semiconductor packaging and test service provider in mainland China. As consumers demand smaller electronic devices with more functionality, there is a greater requirement for power regulation and generation, which we expect to drive demand for our power packages. We are a leader in high-volume assembly, test and distribution of discrete and analog power packages. We are also one of the leading providers of advanced packaging products that address the needs of semiconductors used in wireless LAN and handset applications, including chip-scale, stacked die technologies.

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

Outsourcing of packaging and test services to independent packagers like ChipPAC continues to expand due to several factors, including time-to-market pressures, cost reduction, resource allocation, equipment utilization, the increased technological complexity of packaging and test services and the growth of fabless semiconductor manufacturers. Historically, outsourced semiconductor manufacturing services have grown faster than the semiconductor market as a whole. Management believes that the reduced investments in assembly and test capacity by semiconductor manufacturers over the past two years will position outsource providers well to capture a greater percentage of future volume levels. The packaging and test industry is highly fragmented as we compete against a number of established independent packaging houses as well as the internal capabilities of some of our largest customers.

The semiconductor industry has historically experienced volatility with sharp periodic downturns and steep volume ramps. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry is presently recovering from a downturn, and we expect conditions to continue to improve in 2004.

Our headquarters are located in Fremont, California, and our manufacturing facilities are strategically located in China, Malaysia and South Korea, to address the global needs of our customers. We have design personnel located at customer sites, as well as design centers located in Arizona, China, Malaysia and South Korea to provide 24-hour design support to our customers.

We believe that we differentiate ourselves from our competitors by the following factors:

•	High End Technology Expertise—We are one of the world’s largest providers of outsourced advanced packaging, which accounted for approximately 68.5% and 60.3% of our packaging revenue for the years ended December 31, 2003 and 2002, respectively. Our substrate based packages are used for most high-end applications such as computing, wireline and wireless communications devices, gaming, and stacked die packages for portable applications. Our advanced package portfolio also includes next generation flip-chip technology for system on a chip, or SOC, which is used in network servers and telecom switching devices, as well as single and multi-die CSP packaging for digital signal processors, or DSPs, and other chipsets for wireless handset, wireless LAN, and other portable handheld equipment such as PDAs. In addition, we have critical expertise for testing radio frequency, or RF, devices. We believe that our advanced technology expertise and our commitment to research and development will enable us to continue to drive the development of solutions for next generation semiconductor packages.

•	Leader in Growing Power Discrete, Power Management and Analog Segment—We are a leader in high-volume semiconductor assembly and test services for discrete, analog, RF and mixed-signal technologies, for small signal and power applications. Power products manage the electricity requirements for multiple components, ensuring an accurate and efficient flow of voltage so electronic devices run longer and more efficiently. As electronics become increasingly more complex, portable and performance-driven, the demand for power regulation and management increases significantly. A broad and fast-growing range of end markets, including portable devices, household appliances, computers, automotive systems and telecommunications, will continue to drive power semiconductor usage and the demand for our power products.

•	Strategic Geographic Diversification—We are strategically located to take advantage of industry outsourcing trends. Our Shanghai, China facility, which was established in 1994, is the largest packaging and test provider in China. We provide local content for products sold into the Chinese market, including cellular telephones, computers and portable devices. Our high-volume packaging site for advanced BGA packages is in Ichon, South Korea, which is significant for its proximity to large semiconductor customers and to an available pool of highly-skilled research and development and technical staff. Our Malaysian facility in Kuala Lumpur positions us to benefit from the growth in fabless manufacturing taking place in Southeast Asia. Our headquarters in Silicon Valley and state-of-the-art research development and design facilities in Arizona and South Korea are located near our customers and provide us with the ability to work on a 24-hour-basis with our customers in the design process and in supply chain management.

•	New and Diversifying Customer Base—In 2003, we continued to diversify and broaden our customer base to over 90 customers worldwide. Our customers include some of the largest companies in the semiconductor industry. Our largest customer accounted for 15.9% of our total sales in 2003 versus 16.6% of total sales in 2002.

•

Among the Leaders in Growing Test Services—Through our long-term partnerships and existing customer base, we are well positioned to capitalize on the growth of outsourced testing by semiconductor producers. This growth in outsourced testing is driven by the increasing demand for RF, mixed-signal and high performance logic devices that require greater capital expenditures on testing equipment. We have made significant capital expenditures on testing equipment that provides us with the capability to test mixed-signal, analog, digital logic, memory, power and RF devices. By increasing our emphasis on our test business and adding capacity, we have increased our test revenue over the past several years, and we expect this growth to continue. Our test business revenue grew to $59.5 million in 2003 from $56.2 million in 2002.

Pending Merger

On February 10, 2004, we signed a definitive agreement for the merger of a wholly-owned subsidiary of ST Assembly Test Ltd, or STATS, with ChipPAC in a stock-for-stock transaction. If the merger is consummated, we will become a wholly owned subsidiary of STATS. Under the terms of the agreement, ChipPAC stockholders will receive 0.87 STATS American Depositary Shares, or ADSs, for each share of ChipPAC Class A common stock. Following the consummation of the merger, STATS and ChipPAC stockholders will own approximately 54% and 46% of the combined company, respectively, on a fully-converted basis. Charles Wofford, Chairman of STATS, will remain Chairman of the combined company, Dennis McKenna, Chairman and Chief Executive Officer of ChipPAC, will be the Vice-Chairman, and Tan Lay Koon, President and Chief Executive Officer of STATS, will be the President and Chief Executive Officer of the combined company. The Board of Directors of the combined company will have 11 members, and is expected to be comprised of 7 current STATS directors and each of Messrs. Conn, Norby, Park and McKenna, current members of the ChipPAC board, who will be nominated for election by STATS shareholders. The new company is proposed to be named STATS ChipPAC Ltd, and it will be headquartered in Singapore.

Consummation of the merger is subject to certain conditions, including approval by ChipPAC and STATS stockholders, expiration of waiting periods under the Hart-Scott-Rodino Act, receipt of a private letter ruling from the Internal Revenue Service or opinions of outside legal counsel relating to the tax treatment of the merger for ChipPAC stockholders and other customary conditions. A vote of the majority of our outstanding Class A common stock will be required to approve the merger. Our board of directors has voted to approve the transaction and recommend that our stockholders vote to approve the merger. The transaction is expected to close during the second calendar quarter of 2004. There can be no assurance that the conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all. Additional information, including a discussion of the background and our reasons for the merger, will be provided in the proxy statement/prospectus to be mailed to our stockholders. The information in this report is qualified in its entirety by the impact of this proposed merger on us and our stockholders.

Our Services

We offer semiconductor packaging and test services to the semiconductor industry for applications in communications, computing, consumer, automotive and industrial end markets. Approximately 86.1%, 84.5% and 86.2% of our revenue were derived from packaging services during the years ended December 31, 2003, 2002 and 2001, respectively. Approximately 13.9%, 15.5% and 13.8% of our revenue were derived from test and other services during the years ended December 31, 2003, 2002 and 2001, respectively.

Since customers require their suppliers to pass a lengthy and rigorous qualification process that can be costly to the customers, we believe they generally do business with only a few suppliers. As our services are considered part of the customer’s manufacturing infrastructure, we must have dedicated resources and systems to provide flexible manufacturing, quick-turns and real-time information transfers.

Packaging

We have provided independent semiconductor packaging and test services since 1984, and offer a broad range of packaging formats for a wide variety of electronics applications. Our two types of packaging services, leadframe and advanced, contributed approximately 59.0% and 27.1%, respectively, of revenue for the year ended December 31, 2003.

Leaded Packaging

“Leaded” or “leadframe” packaging is the most widely used packaging type and is used in almost every electronic application, including automobiles, household appliances, desktop and notebook computers and telecommunications. Leaded packages have been in existence since semiconductors were first produced. A semiconductor die encapsulated in a plastic mold compound with metal leads surrounding the perimeter of the package characterizes leaded packages. With leaded packages, the die is attached to a leadframe (a flat lattice of leads) and very small gold wires are bonded (welded) to the chip and then welded to the leads to provide the interconnect. The chip is then encapsulated in plastic to form a package, with the ends of the leadframe leads protruding from the edges of the package to enable connection to a printed circuit board. This packaging type has evolved from packages design to be plugged into a printed circuit board by inserting the leads into holes on the printed circuit board to the more modern surface-mount design, in which the leads or pins are soldered to the surface of the printed circuit board. Specific packaging customization and improvements are continually being engineered to improve electrical and thermal performance, shrink package sizes and enable multi-chip capability.

We offer a wide range of lead counts and body sizes within this packaging group to satisfy customer die design variations. Our traditional leaded packages are at least two millimeters in thickness and include PDIP, PLCC, and SOIC. Our advanced leaded packages are thinner than our traditional leaded packages, approximately two millimeters in thickness or less, and generally have a finer pitch lead spacing, allowing for a higher pin count and greater functionality in a smaller package foot print. Our advanced leaded packages include MQFP, TQFP, iQUAD®, TSSOP and SSOP. Our acquisition of the Malaysian business in 2000 added power packages to our portfolio.

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

Power package assembly is somewhat different from non-power IC assembly as it often employs special solder alloys requiring different semiconductor bonding machines. Higher current levels of power semiconductors likewise require larger diameter aluminum and gold wire than non-power IC’s to carry the load. Our Malaysian facility maintains a vast array of these special machines needed for power semiconductor assembly and test. With a current capacity of over 12.5 million units per week, we believe we are the industry leader in power package assembly supporting a number of the world’s major power semiconductor manufacturers, whose products are designed and used in power supplies, battery chargers, ignition modules, voltage regulators, motor controllers, ignition controllers and power management devices.

Advanced Packaging

Advanced substrate based packaging represents one of the fastest growing areas in the packaging industry and is used primarily in computing platforms, networking, hand held consumer products, wireless communications devices, personal digital assistants, video cameras, home electronic devices such as DVDs and home video game machines.

Benefits of advanced packaging over leaded packaging include:

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

We supply our customers with substantially the entire family of BGA packaging services offered in the marketplace today, including:

•	Ball Grid Array (BGA). Standard BGA packaging has a grid array of balls on the underside of the integrated circuit, and is used in high-performance applications, like personal computer chipsets, graphic controllers and DSPs. A BGA package generally has greater than 100 pins. BGA packages have better thermal and electrical performance than leaded packages. They also feature more advanced surface mount technology, allowing for easier handling in the packaging process.

•	Chip-Scale. Chip-scale BGA, LFCSP, and BCC packaging includes all packages where the package is less than 1.2 times the size of the silicon die. Chip-scale BGA is a substrate-based package that is designed for memory devices and other medium pin count semiconductors and requires dense ball arrays in very small package sizes, like wireless telephones and personal digital assistants, video cameras, digital cameras and pagers. We also include LFCSP and BCC packages in this category. While they use a metal lattice instead of a laminate substrate, they are a chip-scale package serving these markets.

•	System-in-Package. System-in-Package, or SiP, is a family of chip-scale-packages that contain several semiconductor die in one package, either stacked on top of each other or side by side. This technology allows greater functionality in the same package footprint and thickness without significant cost increase. These packages are used in wireless handsets, consumer products and mobile computing applications.

•	Flip-Chip BGA. Flip-chip BGA packaging in which the silicon die is directly attached to the substrate using gold bumps instead of solder balls provides the most dense interconnect at the lowest cost and highest performance. Flip-chip BGA technology is used in a wide array of applications ranging from consumer products to highly sophisticated application specific integrated circuits, referred to as ASIC, computer chipsets, graphics and memory packages. While we believe that flip-chip BGA represents the next generation of BGA packaging technology, we believe that standard BGA and chip-scale BGA packaging will experience long life cycles as have many of our leaded packaging solutions.

The following chart summarizes the different types of packaging services we offer and revenue for the year ended December 31, 2003. The full names of each packaging type are provided in the Glossary accompanying our registration statement on Form S-1 (Registration Number 333-39428).

Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001			Package Types	Application
Revenue	% of Total Assembly Revenue	Revenue	% of Total Assembly Revenue	Revenue	% of Total Assembly Revenue
(in millions)		(in millions)		(in millions)

Leadframe
$ 103.6	28.0%	$109.0	35.4%	$104.9	37.0%	Traditional:	PDIP, PLCC, SOIC, SSOP, TSOP, TSSOP, SIP, DPAK, D2PAK, and TO220	Telecommunications automobiles, household, and appliances, and desktop and notebook computers

$ 12.8	3.5%	$13.3	4.3%	$27.2	9.6%	Advanced:	MQFP, TQFP, LQFP, and iQUAD®	Personal computers and telecommunications

Advanced
$ 132.6	35.9%	$112.3	36.6%	$110.9	39.2%	BGA:	PBGA, M2BGA® TBGA, EBGA, and Flip PAC	Personal computer chipsets, graphic controllers high-end network servers products, application specific integrated circuits, microprocessors and memory packages.

$ 120.7	32.6%	$72.9	23.7%	$40.2	14.2%	Chip Scale Packages:	EconoCSP™, M2CSP®, Micro BGA™, LFCSP™, BCC, and Flip Chip CSP	Wireless telephones, personal digital assistants, video cameras, wireless pagers, and wireless LAN

Test Services

We also provide our customers with semiconductor test services for a number of device types, including mixed-signal, digital logic, memory, power and RF devices. Semiconductor testing measures and ensures the performance, functionality and reliability of a packaged device, and requires knowledge of the specific applications and functions of the devices being tested. In order to enable semiconductor companies to improve their time-to-market, streamline their operations and reduce costs, there has been an increasing trend toward outsourcing both packaging and test services. We have capitalized on this trend by enhancing our test service capabilities. Our test revenue increased 5.9% from 2002 to 2003. The acquisition of the Malaysian business expanded our mixed-signal tester base and provided us with critical expertise for testing RF devices, one of the fastest growth areas for test outsourcing. We have also noted an increased demand from our customers to provide both assembly and test services on a full turn-key basis.

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

Other Services

We also provide a full range of other value-added services, including:

•	Design and Characterization Services. We offer design and characterization services at our Arizona, South Korea, Malaysia and China facilities. Our design engineers at these facilities select, design and develop the appropriate package, leadframe or substrate for that device by simulating the semiconductor’s performance and end-use environment.

•	Dry Pack Services. In order to prevent the failure of any semiconductors due to exposure to moisture during shipping, we “dry pack” many of our packaged integrated circuits in specially sealed, environmentally secure containers.

•	Tape and Reel Services. Many electronic assembly lines utilize “tape and reel” methods in which semiconductors are placed into a pocket tape to enable faster attachment to the printed circuit board. We offer a service in which we ship packaged and tested devices on a tape and reel mechanism rather than in a tray, to facilitate the assembly process.

•	Warehousing and Drop Shipment. In order to enable semiconductor companies to improve their time-to-market and reduce supply chain and handling costs, we offer warehousing and drop shipment services in which we ship packaged semiconductor devices directly to our customers’ customers.

•	Wafer Probe. We offer a wafer sort service where an electrical test is performed on the die while still in wafer form. This process identifies suitable die on each wafer which can be assembled into a final package.

Customers

In 2003, we continued to diversify and broaden our customer base to over 90 customers worldwide. Our customers are comprised of companies in the semiconductor industry located primarily in the United States of America. Our customers include some of the largest semiconductor companies in the world. There were four customers in 2003 and five customers in 2002 that each accounted for more than 10% of our total sales. These customers include Fairchild Semiconductor International, Inc., Intel Corporation, Intersil Corporation, LSI Logic Corporation and nVIDIA Corporation. Our largest single customer accounted for 15.9% and 16.6% of our total sales in 2003 and 2002, respectively. We anticipate that this customer concentration will decrease as our business grows with new customers with whom we have already become qualified and as we add new customers with whom we are currently undergoing qualification.

Our customers are located around the world, but principally in the United States of America. We report geographic distribution of revenue based on the location of our customers’ headquarters. The following table details the percentage of total revenue we received from the United States, Asia and Europe:

	Year Ended December 31,
	2003	2002	2001
United States of America	86%	89%	92%
Asia	12	10	6
Europe	2	1	2

Total	100%	100%	100%

In general, our customers rely on at least two sources for packaging. A packaging and test service company must pass a lengthy and rigorous qualification process that typically takes three to six months, and typically costs the customer approximately $250,000 to $300,000. Once a primary packager has been selected, that packager gains insight into its customer’s business operations and an understanding of its products as part of the overall working relationship. These factors, combined with the pressures of a semiconductor company to meet the time-

to-market demands of its customers, result in high switching costs for semiconductor companies, making them adverse to changing or adding additional suppliers. We have been successful in attracting new customers because we are one of a few independent packaging and test companies that offers packaging, test and distribution services for a full portfolio of packages. Also, new customers are drawn to our advanced technologies.

Marketing, Sales and Customer Support

We provide sales support to our customers through an international network of offices coordinated from our British Virgin Islands company:

•	United States of America:

•	Chandler, Arizona

•	Fremont, California

•	Longmont, Colorado

•	Palm Bay, Florida

•	Northborough, Massachusetts

•	Austin, Texas

•	Dallas, Texas

•	Shanghai, China,

•	Tokyo, Japan,

•	Kuala Lumpur, Malaysia,

•	Kampen, Netherlands,

•	Singapore

•	Ichon, South Korea,

•	Seoul, South Korea, and

•	HsinChu City, Taiwan

Our account managers, applications engineers, customer service representatives and sales support personnel form teams that focus on a specific customer or geographic region.

Customers generally deliver rolling six month forecasts and release production die to us in daily or weekly increments for packaging, test and distribution. These near-term forecasts guide us as to anticipated volumes, but provide no meaningful backlog statistics. Substantially all of our materials inventory is purchased based on customer forecasts, we carry relatively small quantities of raw material inventory and we have relatively low levels of finished goods inventory.

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

Suppliers

Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are lead frames, rigid and flexible substrates, gold wire, molding compound, epoxy, tubes and trays. We purchase materials based on the demand forecasts of our customers. Our customers are generally responsible for the costs of any unique materials that we purchase but do not use, particularly those lead frames and substrates that are ordered on the basis of customer-supplied forecasts. We work closely with our primary materials suppliers to insure the timely availability of materials supplies, and we are not dependent on any one supplier for a substantial portion of our materials requirements. We had no significant long-term agreements with materials suppliers in 2003. The materials we procure are normally available and we are able to meet our production requirements from multiple sources through periodic negotiation and placement of written purchase orders. We typically combine our global requirements into centrally negotiated blanket purchase orders to gain economies of scale in procurement and more significant volume discounts. Should material become scarce, we would look to enter into long-term supply agreements with key suppliers. In 2003, approximately 33% of our substrate costs were incurred from the purchase of materials from supplies located in South Korea, down from 79% in 2002. The balance of our substrate purchases was from suppliers in Japan and Taiwan.

Our packaging operations and expansion plans also depend on obtaining adequate quantities of equipment on a timely basis. To that end, we work closely with our major equipment suppliers to insure that equipment deliveries are on time and the equipment meets our stringent performance specifications. We expect that equipment lead times will lengthen in 2004 based on increased demand in the semiconductor equipment market.

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

Research and Development

Our research and development efforts are focused on developing new packages, design, assembly and test technologies and on improving the efficiency and capabilities of our existing packaging and test services. Technology development is a basic competence of ChipPAC and a key competitive factor in the packaging industry. We have invested considerable resources and we are among the leaders in new product and technology development. Our web based proprietary design and performance characterization, SmartDESIGNTM capability, provides the shortest time-to-market with predictable performance.

During the past two years, we have introduced the following new package families:

•	M2CSP®	Molded multi-die chip scale package family with the following chip-stack combinations in package profile thickness ranging from 1.0 to 1.4mm:

	✓	Two-chip stack, same chip size

	✓	Three-chip stack, “pyramid stack”

	✓	Three-chip stack with the two chip same size

	✓	Three-chip stack with three chip same size

	✓	Four-chip stack, “pyramid stack”

	✓	Four-chip stack with two chips same size

	✓	Four-chip stack with three chips same size

•	LFCSP™	Lead frame chip scale package

•	BCC, BCC+, BCC++	Bumped Chip Carrier package family

•	G4™	“Gigabit-Green-Gold-to-Gold” flip chip interconnection package family of CSPs and BGAs

•	TEBGA+	Thermally enhanced ball grid array family with integrated passive components

•	TEBGA-II	Higher thermal performance TEBGA

•	FC-MPM	Flip Chip Multi Package Module family module

•	FC-CSP	Lead Free Flip Chip-Chip Scale Package

Materials engineering plays a critical role in advanced packaging and has enabled us to develop environmentally friendly, lead free, and halogen free packaging, which is required by several of our customers.

We have established four design centers where new packages are designed and fully characterized for performance and tested both for package and system level reliability to meet end customer needs.

During 2003, 2002 and 2001, we spent approximately $11.7 million, $10.1 million and $14.2 million, respectively, on research and development. The increase in spending in 2003 is due to the timing of projects and on increase in the number of package family introductions. Employee headcount in research and development went up by 16.8% in 2003, compared to 2002 and went up by 9.2% in 2002, compared to 2001.

Competition

The packaging and test industry is highly fragmented. Our primary competitors and their primary locations are as follows:

•	Advanced Semiconductor Engineering, Inc.—Taiwan

•	Amkor Technology, Inc.—South Korea, Japan, Taiwan and the Philippines

•	ASE Test Limited—South Korea, Taiwan and Malaysia

•	Siliconware Precision Industries Co., Ltd.—Taiwan

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

Employees

As of December 31, 2003, we employed 6,319 full-time employees, of whom approximately 139 were employed in research and development, 5,850 in packaging and test services and 330 in marketing, sales, customer service and administration.

Approximately 1,200 of our employees at the Ichon, South Korea facility are represented by the ChipPAC Korea Labor Union and are covered by collective bargaining and wage agreements. The collective bargaining agreement, which covers basic union activities, working conditions and welfare programs, among other things is effective through May 1, 2005 and the wage agreement is effective to May 1, 2004. We believe that we have good relationships with our employees and the union.

SEC Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Securities and Exchange Commission, are available for review free of charge on our website at www.chippac.com as soon as reasonably practicable after such material is electronically filed or furnished to the Commission.

ITEM 2.     PROPERTIES

Our corporate headquarters are located in Fremont, California, and we provide all packaging, test and distribution services through facilities in Ichon, South Korea, Shanghai, China and Kuala Lumpur, Malaysia. The Ichon facility was founded in 1985 and the Shanghai facility was founded in 1994. We acquired the Kuala Lumpur facility in 2000. Both the Ichon and Shanghai facilities are ISO-14001 certified and QS-9000 certified. The Kuala Lumpur facility is ISO-9002, QS-9000 and ISO-14001 certified.

The following chart summarizes the information about our main facilities:

Facility Location	Leased/Owned	Sq. Ft.	Functions/Services	Principal Packaging or Service Provided
Fremont, California	Leased	56,320	Executive Offices, Research and Development, Sales, Marketing and Administration	Sales, Marketing, Administration and Design Review Services

Chandler, Arizona	Leased	5,357	Research and Development, Sales and Marketing	Design and Characterization Services

Shanghai, China	Owned(1)	442,000	Packaging and Test Services, Research and Development, Warehousing Services Distribution Services	Leaded IC, Chip-Scale, BGA, Packaging and Test

Ichon, South Korea	Leased	474,000	Packaging and Test Services, Research and Development, Warehousing Services Distribution Services	Advanced Leaded, BGA, Chip-Scale, Flip-Chip Packaging and Test

Kuala Lumpur, Malaysia	Owned(1)	483,328	Packaging and Test Services, Research and Development, Warehousing Services	Discrete Power, Chip-Scale, Test and Distribution Services

(1)	Building and improvements are owned by ChipPAC but upon the termination of the existing long-term land lease revert to the lessor in the years 2044 and 2086 for our facilities in Shanghai, China and Kuala Lumpur, Malaysia, respectively.

ITEM 3.     LEGAL PROCEEDINGS

On July 31, 2002, Seagate Technology L.L.C. filed suit against Atmel Corporation and Atmel SARL in Santa Clara County Superior Court. Seagate alleges that Atmel supplied defective semiconductor chips, and that Atmel had its chips outsourced and packaged by us, and Amkor Technology, Inc. On November 19, 2003, Atmel filed a First Amended Cross-Complaint against us, Amkor and Sumitomo Bakelite, Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. We are currently being defended by insurance counsel, subject to the complete reservation of rights by the insurance company. In January 2004, we filed a cross-complaint against Amkor and Sumitomo. We believe the claims against us for indemnification are without merit and will vigorously defend the litigation. However, the litigation process is inherently uncertain and there can be no assurance that the outcome of these claims will be favorable for us.

We are not involved in any other legal proceedings, the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations. From time to time, however, we are involved in claims that arise in the ordinary course of business, and we maintain insurance that we believe to be adequate to cover these claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock is traded on the Nasdaq National Market under the symbol “CHPC.” The following table sets forth, for the periods indicated, the high and low sale price per share of our Class A common stock as quoted on the Nasdaq National Market.

	High	Low
2003
Fourth Quarter	$9.00	$5.41
Third Quarter	9.50	5.00
Second Quarter	7.60	3.29
First Quarter	3.75	2.22

2002
Fourth Quarter	5.02	0.99
Third Quarter	6.75	1.89
Second Quarter	12.55	4.66
First Quarter	9.97	5.23

On March 9, 2004, the last reported sale price of our Class A common stock on the Nasdaq National Market was $7.93 per share. As of March 9, 2004, there were 98,193,522 shares outstanding and approximately 59 stockholders of record of our Class A common stock.

Shares Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total shares of our Class A common stock that may be received by optionholders upon the exercise of currently outstanding options, the weighted average exercise price of those outstanding options and the number of shares of our Class A common stock that are still available for future issuance under our equity compensation plans after considering the stock options currently outstanding. All of the options described below have been or can be issued pursuant to our 1999 Stock Purchase and Option Plan, our 2000 Equity Incentive Plan and our 2000 Employee Stock Purchase Plan. All of these plans have been approved by our stockholders.

Plan Category	Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity Compensation Plans Approved by Stockholders	8,154,022	$3.92	13,067,547
Option Plans	7,440,991	$3.81	6,721,239
Employee Stock Purchase Plan	713,031	$5.11	6,346,308
Equity Compensation Plans Not Approved by Stockholders	None		None

1	The number of shares available for issuance under our 2000 Equity Incentive Plan increases each year by one percent of the total shares of our outstanding common stock pursuant to the terms of the plan.

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

ITEM 6.     SELECTED FINANCIAL DATA

Our adoption of Statement of Financial Accounting Standards No. 145 in the first quarter of 2003 requires us to reclassify losses on extinguishment of debt that were previously classified as extraordinary items to non-operating income (expense) included in continuing operations. Set forth below is our last five years Selected Historical Financial Data reflecting the application of SFAS No. 145 to the periods presented. This reclassification had no impact on the reported net income (loss) of any period.

ChipPAC, Inc.

SELECTED HISTORICAL FINANCIAL DATA

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue	$429,189	$363,666	$328,701	$494,411	$375,530
Gross profit	63,890	55,601	31,113	109,144	58,042
Operating income (loss)	369	7,993	(55,229)	62,330	12,619
Net income (loss)	(28,781)	(28,855)	(93,736)	12,056	(7,308)
Net income (loss) available to Common stockholders	(28,781)	(28,855)	(93,736)	2,869	(11,528)

Net income (loss) per share available to Common stockholders:
Basic	$(0.30)	$(0.33)	$(1.36)	$0.05	$(0.30)
Diluted	$(0.30)	$(0.33)	$(1.36)	$0.05	$(0.30)

Shares use in per share calculation:
Basic	95,554	87,430	68,878	57,067	38,935
Diluted	95,554	87,430	68,878	58,253	38,935

Other Financial Data:
Depreciation and amortization	$70,090	$58,949	$59,909	$45,049	$56,701
Debt issuance cost amortization	2,216	2,281	2,112	1,950	774
Acquisition of property and equipment	130,655	78,910	46,392	93,174	57,856

Balance Sheet Data (at period end)
Cash and short-term investments	59,708	44,173	41,872	18,850	32,117
Accounts receivable, less allowance for doubtful accounts	56,728	38,793	32,034	45,904	30,003
Working capital	52,932	34,395	(17,981)	(16,296)	10,224
Total assets	579,331	470,204	430,715	469,245	343,429
Total long-term debt, including current portion	365,000	267,887	333,627	290,200	300,000
Mandatorily redeemable preferred stock	—	—	—	—	82,970
Total stockholders’ equity (deficit)	$95,043	$115,544	$(23,226)	$65,697	$(122,886)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

History

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

Pending Merger

On February 10, 2004, we signed a definitive agreement for the merger of a wholly-owned subsidiary of STATS with and into ChipPAC in a stock-for-stock transaction. If the merger is consummated, we will become a wholly owned subsidiary of STATS. Under the terms of the agreement, ChipPAC stockholders will receive 0.87 STATS ADSs, for each share of ChipPAC Class A common stock. Following consummation of the merger, STATS and ChipPAC stockholders will own approximately 54% and 46% of the combined company, respectively, on a fully-converted basis.

Consummation of the merger is subject to certain conditions, including approval by ChipPAC and STATS stockholders, expiration of waiting periods under the Hart-Scott-Rodino Act, receipt of a private letter ruling from the Internal Revenue Service or opinions of outside legal counsel relating to the tax treatment of the merger for ChipPAC stockholders and other customary conditions. A vote of the majority of our outstanding Class A common stock will be required to approve the merger. Our board of directors has voted to approve the transaction and recommend that our stockholders vote to approve the merger. The transaction is expected to close during the second calendar quarter of 2004. There can be no assurance that the conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all. Additional information, including a discussion of the background and our reasons for the merger, will be provided in the proxy statement/prospectus to be mailed to our stockholders. The information in this report is qualified in its entirety by the impact of this proposed merger on us and our stockholders.

Overview

Our revenue consists of fees charged to our customers for packaging, testing, and distribution of their integrated circuits. From 1996 to 2003, revenue increased from $179.2 million to $429.2 million, a cumulative annual growth rate of 13.3%, primarily from the growth of substrate or BGA packaging, the growth of test revenue and the acquisition of our Malaysian business in 2000. The semiconductor industry is inherently volatile with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry is still recovering from the worst downturn in its history. Due to the severity of this downturn for the semiconductor industry and for our customers, we experienced the first decline in revenue on a year-over-year basis in our history in 2001. Subsequently, our revenue has increased year over year from 2001 to 2003.

Our revenue for the year ended December 31, 2003 increased to $429.2 million or 18.0% compared to the year ended December 31, 2002. Our continuing growth will depend upon factors influenced by current economic conditions such as replenishment of inventory in the electronics supply chain, gradual recovery in end markets and the ramp-up of new customers acquired in 2003. We have re-engineered our business model over the last two years to focus on products and customers in the fastest growth segments of the industry such as chips for use in wireless, broadband, consumer and automotive products. However, we are still solidly positioned in the computing and industrial markets, which will benefit from an overall economic recovery as it occurs.

The following table describes the composition of revenue by product group and test services, as a percentage of total revenue:

	Year Ended December 31,
	2003	2002	2001
Substrate	59.0%	50.9%	46.0%
Lead frame	27.1	33.6	40.2
Test and other services	13.9	15.5	13.8

Total	100.0%	100.0%	100.0%

Quarterly Results (Unaudited)

The following table describes our unaudited historical quarterly sales, gross profit, earnings per share and net income (loss):

	2003				2002
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except per share amount)
Revenue	$128,357	$105,420	$106,844	$88,568	$92,708	$94,659	$97,086	$79,213
Gross profit	24,227	13,035	16,587	10,041	12,322	15,960	17,764	9,555
Gross margin	18.9%	12.4%	15.5%	11.3%	13.3%	16.9%	18.3%	12.1%
Writedown of impaired assets	—	11,662	—	—	—	—	—	—
Restructuring charge	—	1,957	—	—	(661)	—	—	—
Net income (loss)	$3,264	$(17,919)	$(4,462)	$(9,664)	$(6,983)	$(3,179)	$(7,148)	$(11,545)
Income (loss) per share
Basic	$0.03	$(0.19)	$(0.05)	$(0.10)	$(0.07)	$(0.03)	$(0.05)	$(0.15)
Diluted	0.03	(0.19)	(0.05)	(0.10)	(0.07)	(0.03)	(0.05)	(0.15)

Results of Operations

The following table describes our results of operations based on the percentage relationship of operating and other financial data to revenue during the periods shown:

	Year Ended December 31,
	2003	2002	2001
Historical Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Gross margin	14.9	15.3	9.5
Selling, general & administrative	8.9	10.5	9.5
Research & development	2.7	2.8	4.3
Restructuring/other expenses	3.2	(0.2)	12.4

Operating income	0.1%	2.2%	(16.8)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue.    Revenue was $429.2 million in the year ended December 31, 2003, an increase of 18.0% from the year ended December 31, 2002. The increase in revenue was primarily due to growth in our advance substrate product lines, and particularly due to growth in revenue of stacked packages. We continued to gain and begin work for new customers in 2003 and benefited from the rebound of demand for semiconductors in 2003. Unit volumes in 2003 increased 18.6% versus 2002.

Gross Profit.    Gross profit during the year ended December 31, 2003 was $63.9 million, an increase of 14.9% from the year ended December 31, 2002. Gross margin as a percent of revenue was 14.9% for 2003 versus 15.3% for 2002. In order to produce favorable gross profit results, we installed cost reduction programs to reduce manufacturing overhead and renegotiate lower material prices with existing suppliers. The favorable results from these actions were more than offset by the effects of lower average selling prices, continuing higher gold prices, higher substrate prices, higher oil prices and the appreciation of the South Korean Won against the United States Dollar when compared to the year ended December 31, 2002.

Selling, General, and Administrative.    Selling, general, and administrative expenses remained flat at $38.2 million for both years ended December 31, 2003 and 2002. Salaries and employee related expenses increased in 2003 over 2002 due to additional personnel added to meet increased demand for our services, while expenses related to bonuses, amortization, and third party consulting were reduced in 2003. Other cost controls in 2003 included mandatory shut-down days, salary reductions, and travel restrictions.

Research and Development.    Research and development expenses for the year ended December 31, 2003 were $11.7 million, or 2.7% of revenue, compared to $10.1 million, or 2.8% of revenue, in the year ended December 31, 2002. Our research and development expenses in 2003 represent a 15.8% increase from similar expenses in 2002. We increased the number of research and development employees in 2003 compared to the year 2002. Employee headcount in research and development went up by 16.8% in 2003, compared to 2002. In 2003, we engaged in new projects due to the increase in the number of package families introduced.

Restructuring Charge and Write Down of Impaired Assets.    During the year ended December 31, 2003, restructuring plans were executed to realign our organization and reduce operating costs to better align our expenses with revenue. As of December 31, 2003, we had a total reduction of 252 personnel related to the restructuring. Restructuring and related charges of $2.0 million were expensed during the year ended December 31, 2003. In 2002, there was a restructuring action in our Malaysian plant in which we incurred $0.6 million to terminate 30 employees. Due to stronger than expected performance from our Korean subsidiary and the sale of our plating line in Korea which we had planned on shutting down, reserve releases in the amount of $1.3 million were credited to restructuring charges in our statement of operations for December 31, 2002. This resulted in a net credit of $0.7 million in 2002.

In addition, during the year ended December 31, 2003, we wrote down impaired assets by $11.7 million. We determined that the expected cash flows related to certain manufacturing equipment were not sufficient to recover the carrying value of the equipment. As the result of this, the carrying values of these assets were written down to the estimated fair market value and will continue to be depreciated over their remaining useful lives. There were no equivalent write-offs in the same period during 2002.

Interest Expense.    Total outstanding interest-bearing debt increased to $365.0 million at December 31, 2003 compared to $267.9 million at December 31, 2002. The increase in debt outstanding of $97.1 million from December 31, 2002 to December 31, 2003 is due to issuance of convertible subordinated notes in May and June 2003 of $150.0 million offset by $36.2 million pay down of our term loans and $16.7 million pay down of foreign loans. Interest expense was $30.9 million for the year ended December 31, 2003, a decrease of

3.4% compared to the year ended December 31, 2002. The reduction in interest expense was primarily due to the refinancing of higher interest rate debt with new lower interest rate convertible subordinated notes.

Foreign Currency Losses.    We had a net foreign currency loss of $0.4 million in the year ended December 31, 2003 compared to a net foreign currency loss of $1.0 million in the year ended December 31, 2002. These non-cash losses are primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term pension benefits payable to our South Korean employees.

Write-Off of Debt Issuance Cost and Other Related Expenses.    In May and June 2003, we issued $150.0 million of 2.5% convertible subordinated notes in a private placement and used a portion of the proceeds to payoff term loans and foreign debt. As a result of the early extinguishment of this debt, associated capitalized debt issuance costs of $1.1 million along with $0.1 million of related debt expenses were written off. In May 2002, we used proceeds from our secondary public offering to pay off term loans. As the result of this early extinguishment of debt, associated capitalized debt issuance costs of $3.0 million and no other related debt expenses were written off.

Income Taxes.    Consolidated income tax provisions were $2.0 million for both of the years ended December 31, 2003 and 2002. We have a mix of tax rates across the various jurisdictions in which we do business. Our effective tax rates were approximately (7.5%) in 2003 and (7.4%) in 2002. Because the likelihood of future profitability does not meet the tests required under GAAP, this estimate does not take into account any future benefit from loss carryforwards.

Net Loss.    As a result of the items above, the net loss decreased to $28.8 million loss for the year ended December 31, 2003 from $28.9 million for the year ended December 31, 2002.

Subsequent Events.    On February 10, 2004, we announced in a joint press conference the signing of a definitive agreement with STATS for the companies to merge in a stock-for-stock transaction. We expect the merger to be completed after regulatory approvals and other closing conditions are satisfied, which we expect to occur during the second calendar quarter of 2004.

Under the terms of the agreement, ChipPAC shareholders will receive 0.87 STATS American Depositary Shares, or ADSs, for each share of ChipPAC common stock. Based on STATS ADS closing price of US$13.34 on February 9, 2004, the aggregate value of the transaction was approximately US$1.6 billion. Following consummation of the merger, STATS and ChipPAC shareholders will own approximately 54% and 46% of the combined company, respectively, on a fully converted basis.

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

Gross Profit.    Gross profit during the year ended December 31, 2002 was $55.6 million, an increase of 78.8% from the year ended December 31, 2001. Gross margin as a percent of revenue was 15.3% for the year 2002 versus 9.5% for the year 2001. The actions taken by us, including reductions in work force and tight cost controls coupled with increased unit volume and higher equipment utilization contributed to the increased gross profit realized for the year ended December 31, 2002. These results were reduced by the effect of higher gold prices and the appreciation of the South Korean Won against the United States Dollar when compared to the year ended December 31, 2001.

Selling, General, and Administrative.    Selling, general, and administrative expenses were $38.2 million in the year ended December 31, 2002, an increase of 22.4% from the year ended December 31, 2001. The increase in expenses was primarily due to implementation of strict cost reductions taken in 2001 to the decline in revenue. The cost controls in 2001 included mandatory shut-down days, salary reductions, travel restrictions, and deferment of expenditures where the timing could be delayed. In addition, we incurred additional expenses for our various employee incentive programs as a result of our improved results during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

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

Interest Expense.    Total outstanding interest bearing debt decreased to $267.9 million at December 31, 2002 compared to $383.6 million at December 31, 2001. The decrease in debt outstanding of $115.7 million from December 31, 2001 to December 31, 2002 was due to the $82.4 million pay down of our term loans and the $50.0 million pay down of our revolving line of credit, offset by an increase in foreign loans of $16.7 million. The decrease in debt was funded by our January 2002 and May 2002 public offerings of our common stock. Related interest expense was $32.0 million for the year ended December 31, 2002, a decrease of 14.0% compared to the year ended December 31, 2001. The reduction in interest expense was primarily due to the combination of reduced interest rates along with the reduction in debt outstanding.

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

Write-Off of Debt Issuance Cost.    A portion of the proceeds from our May 2002 public offering was used to extinguish term loan A and our capital expenditure loan and substantially pay down term loan B under our senior credit facilities. As a result, capitalized debt issuance costs of $3.0 million were written off and the charge was included in the results for the three and six month periods ended June 30, 2002 with no comparable results for the same periods in 2001. There is no tax benefit since the costs were written off in a tax jurisdiction that provides no benefit.

Net Loss.    As a result of the items above, the net loss decreased to $28.9 million loss for the year ended December 31, 2002, compared to a net loss of $93.7 million for the year ended December 31, 2001.

Critical Accounting Policies

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our significant judgments.

We have made and expect to continue to make significant investments in fixed assets, intellectual property and related intangible assets. Management evaluates the valuation of these assets every quarter paying special attention to events or changes in circumstances that would indicate that their carrying amount might not be recoverable. We determine whether or not the assets are recoverable based on estimated undiscounted future cash flows to be generated by the assets and if not, we calculate the amount of the impairment charge based on estimated fair value. If different assumptions or conditions were to prevail rather than those used in estimating future cash flows, significantly different determination of recoverability or of fair value for these assets and results of operations could be reported. We recorded an asset impairment charge of $11.7 million for the year ended December 31, 2003 with no comparable amount in 2002.

Our management uses judgment when setting expected asset useful lives for long-lived assets. The asset useful lives used are based on historical experience and future expectations. However, business conditions or underlying technology may change in the future which could cause a change in asset lives. Any change in lives would cause a significant change in depreciation and amortization. There were no changes to useful lives for long-lived assets in 2003, 2002 or 2001.

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

In the years ended December 31, 2003 and 2002, we have maintained the valuation allowance to reflect the likelihood of utilization of certain deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $130.7 million on capital expenditures during the year ended December 31, 2003 compared to $78.9 million in capital expenditures during the year ended December 31, 2002. In addition during 2003, we invested $3.5 million to purchase Cirrus Logic Inc.’s back-end wafer probe and test assets. We anticipate spending $100.0 million in capital expenditures in 2004, however, we continually re-evaluate market conditions and the expectations for capital expenditures could and probably will change as the conditions merit.

Borrowings

We have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. The revolving credit line under the senior credit facilities matures on July 31, 2005. During the year ended December 31, 2003, we borrowed and repaid $26.5 million against the revolving line of credit for general corporate purposes at an interest rate of 6.75% per annum. During the three month period ended December 31, 2003, we did not utilize any borrowings against this revolving line of credit and as of December 31, 2003, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to us. Our pending merger with STATS will require us to obtain the approval of our lenders if we wish to maintain this line of credit.

We have also established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $4.0 million and $8.0 million, respectively. During the three month period and year ended December 31, 2003, no borrowings were made against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility. We also have a line of credit with a limit of $0.5 million per borrowing available with Southern Bank Bhd. for general corporate purposes at the interest rate of 6.9% per annum. During the year ended December 31, 2003, we utilized and repaid $0.5 million in the quarter ended March 31, 2003, $0.3 million in the quarter ended June 30, 2003 and $0.4 million during the quarter ended September 30, 2003. During the quarter ended December 31, 2003, we were not using this line of credit and there was no outstanding balance on this loan.

On May 28, 2003, we issued $125.0 million of 2.5% convertible subordinated notes due 2008 in a private placement and on June 5, 2003, the initial purchaser exercised the option to purchase an additional $25.0 million of 2.5% senior subordinated notes under the same terms. We received net proceeds of approximately $144.9 million after deducting debt issuance costs. The $150.0 million of 2.5% convertible subordinated notes are convertible into shares of the our Class A common stock at a conversion price of $8.062 per share, subject to adjustment, at any time prior to June 1, 2008, and bear an interest rate of 2.5% per annum. We used $63.9 million from the proceeds of these notes to pay down term loans of $36.2 million, a foreign loan of $16.7 million and revolving loans of $11.0 million. The remaining $81.0 million is being used for general corporate purposes. On November 24, 2003, a registration statement on Form S-3 for $143.8 million of these notes, along with the shares of common stock into which the notes are convertible, became effective with the Securities and Exchange Commission. We filed an additional registration statement for the other $6.2 million of the notes, along with the shares of common stock into which the notes are convertible, on January 22, 2004.

As of December 31, 2003, our total debt consisted of $365.0 million of borrowings, which was comprised of $165.0 million of 12.75% senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes.

Our total potential commitments on our loans, operating leases, contingent payments, royalty and license agreements as of December 31, 2003, were as follows: (in thousands)

	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
On balance sheet commitments:
Senior subordinated notes	$165,000	$—	$—	$—	$165,000
Convertible subordinated notes	200,000	—	—	150,000	50,000

Total on balance sheet commitments	365,000	—	—	150,000	215,000

Off balance sheet commitments:
Operating leases	56,721	7,360	13,474	12,634	23,253
Royalty/licensing agreements	1,406	579	579	248	—
Contingent payments to Cirrus Logic	3,500	1,000	2,000	500	—

Total off balance sheet commitments	61,627	8,939	16,053	13,382	23,253

Total commitments	$426,627	$8,939	$16,053	$163,382	$238,253

Our senior credit facilities, as amended, contain covenants restricting our operations and requiring that we meet specified financial tests. The financial covenants consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12-months calculation. There were no violations of the covenants under the senior credit facilities, as amended, through December 31, 2003. The consummation of our proposed merger with STATS would constitute an event of default under our senior credit facilities if we do not terminate the senior credit facilities or obtain the consent of our lenders prior to the merger. We intend to terminate the senior credit facilities immediately prior to the consummation of the merger.

The consummation of the pending STATS merger will constitute a “change of control” for the purposes of the indenture governing our $165 million aggregate principal amount of 12 3/4% senior subordinated notes due 2009. Upon a change of control, these noteholders have the right to require our subsidiary ChipPAC International Company Limited to repurchase all or a part of the notes for a purchase price in cash of 101% of the principal amount plus any accrued and unpaid interest. While the 12 3/4% notes do not trade on a national securities exchange, we understand that recent trading of these notes have been at prices well in excess of 101% of principal amount plus accrued and unpaid interest. Accordingly, we have no current expectation that any holder of 12 3/4% notes will choose to exercise such repurchase or “put” right. We can give no assurance that the 12 3/4% notes will continue to trade at prices well in excess of 101% of principal amount plus accrued and unpaid interest. If trading prices were to fall below this amount, we would expect that some or all of the holders of the 12 3/4% notes would chose to exercise such repurchase or “put” right. In such case, the board and management of the combined STATS-ChipPAC entity would need to determine what additional financing or other arrangements would need to be made to finance such repurchase or “put”.

If our proposed merger with STATS is terminated under certain circumstances, we will be required to pay STATS a termination fee of $40 million.

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $13.4 million U.S. Dollars at December 31, 2003) was made by the Korean National Tax Service, or NTS, relating to withholding tax not collected on the loan between our subsidiaries in Korea and Hungary. The prevailing tax treaty does not require withholding on the transactions in question. We have appealed the assessment through the NTS’s Mutual Agreement Procedure, or MAP, and believe that the assessment should be overturned. On July 18, 2002, the Icheon tax office of the NTS approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTS required a corporate guarantee amounting to the tax assessment in exchange for the suspension. We complied with the guarantee request on July 10, 2002. A further assessment of 2.7 billion Won (approximately $2.3 million U.S. Dollars at December 31, 2003) was made on January 1, 2004, for the subsequent interest. We have applied for the MAP and obtained an approval for a suspension of the proposed assessment by providing a corporate guarantee amounting to the additional taxes. As of December 31, 2003, no accrual has been made.

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

Other than the covenants on the debt as discussed above, we have no performance guarantees or unconsolidated entities. Our off-balance sheet commitments are limited to equipment operating leases, royalty/license agreements, leases on office and manufacturing space and additional contingent incentive payments to Cirrus Logic. Our total off-balance sheet obligations are approximately $61.6 million.

In 2003, 2002, and 2001 cash provided by (used in) operations was $50.8 million, $39.5 million, and ($3.9) million, respectively. Cash from operations mainly consisted of net income (loss) plus depreciation and amortization as well as the write-down of impaired assets in 2003 and 2001 less utilization for working capital.

In 2003, 2002, and 2001 cash used in investing activities was $160.4 million, $98.4 million, and $59.0 million, respectively. Cash used in investing activities related mainly to net short-term investments of $25.0 million and $10.0 million in 2003 and 2002, respectively. Investments in property and equipment were $130.7 million in 2003, $78.9 million in 2002 and $46.4 million in 2001.

In 2003, 2002, and 2001, cash provided by financing activities was $100.1 million, $51.2 million, and $85.9 million, respectively. Cash was mainly provided by or used in debt issuance, debt repayment, stock issuance, and stock redemption.

Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In the second quarter of 2003, we reclassified a loss on extinguishment of debt that was previously classified as an extraordinary item in prior periods but did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item and has included it within income from continuing operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS No. 146 during the first quarter of fiscal year 2003. The effect on adoption of SFAS No. 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We adopted FIN 45 in the first quarter of 2003 and have met the disclosure requirements of FIN 45. The adoption of FIN 45 has no material impact on our financial statements.

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21. The adoption of EITF Issue No. 00-21 has no material impact on our financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 in the first quarter of 2003. The adoption of SFAS No. 148 has no material impact on our financial statements.

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

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. We adopted SFAS No. 149 during 2003. The adoption of SFAS No. 149 will not have a material impact on our financial position and results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 during 2003. The adoption of this standard will have no material impact on our financial statements.

Acquisition of Malaysian Business

Under the terms of the agreement relating to our acquisition of the Malaysian business, during the period from June 1, 2000 to June 30, 2003, Intersil is entitled to receive additional contingent incentive payments based upon the achievement of milestones relating to the transfer of business previously subcontracted by Intersil to a third party. As of December 31, 2003 Intersil achieved all the milestones, and we paid Intersil the sum of $17.9 million in the aggregate as additional purchase price. As of December 31, 2003, we have no further obligations under this arrangement. We also had recorded $2.4 million of other purchase price adjustments based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business, and we recorded deferred tax of $6.1 million on all of these adjustments, which resulted in a further increase of the effective purchase price and non-current assets.

There was no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceed the purchase price by $56.2 million as of July 1, 2000. This amount, reduced by the additional contingent incentive payments, other purchase price adjustments and related deferred taxes, as of December 31, 2003, has been allocated in full to non-current assets as summarized below.

Non-current assets	Estimated Fair Value	Initial Excess of Fair Value of Acquired Net Assets Over Cost	Total Additional Purchase Price	Adjusted Fair Value
	(in millions)
Land and buildings	$27.9	$(11.1)	$5.0	$21.8
Plant and equipment	93.9	(36.9)	18.3	75.3
Intellectual property	20.9	(8.2)	3.1	15.8

	$142.7	$(56.2)	$26.4	$112.9

Initial and Secondary Public Offerings of Common Stock

In August 2000, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of our Class A common stock. In connection with the closing of the initial public offering, we issued a total of 13,693,000 shares of Class A Common Stock for gross proceeds of $163.0 million. The total proceeds from the offering and the concurrent private placement, net of issuance costs, were $151.8 million.

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

In June 2002, we utilized $50.0 million of the public offering proceeds to extinguish term loan A and the capital expenditure loan and substantially pay down term loan B under the senior credit facilities. As a result, capitalized debt issuance costs of $3.0 million were written off in the year ended December 31, 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We have no derivative financial instruments. Historically, our long-term debt carried both fixed and variable interest rates. At December 31, 2003, all of our long-term debt carried only fixed interest rates and are not exposed to interest rate fluctuations. The exposure to foreign currency gains and losses has been significantly mitigated by the fact that we negotiated with the large majority of our material and equipment suppliers to denominate purchase transactions in U.S. Dollars.

For the years ended December 31, 2003, 2002 and 2001, we generated approximately 14.2%, 11.3%, and 8.1% of total revenue, respectively, from companies headquartered in international markets. Our facilities currently used to provide packaging services are located in China, Malaysia and South Korea. Moreover, many of our customers’ operations are located in countries outside of the United States of America. We cannot determine if our future operations and earnings will be affected by new laws, new regulations, a volatile political climate, armed conflicts, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the United States of America particularly in China, Malaysia and South Korea. If future operations are negatively affected by these changes, sales or profits may suffer.

Investment and Interest Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and short-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

We mitigate default risk by investing in safe, high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments.

Our results are only affected by the interest rate changes to variable rate short-term borrowings. Due to the short-term nature of these borrowings, an immediate change to interest rates is not expected to have a material effect on our results. Our long-term bonds bear a fixed interest rate and the interest does not fluctuate with changes in short-term or long-term rates.

Foreign Currency Risk

Based on the our overall currency rate exposure at December 31, 2003, a near term 10% appreciation or depreciation in the value of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. There can be no assurance, however, that there will not be a material impact further in the future.

A portion of our costs are denominated in foreign currencies, specifically, the Chinese Renminbi, the Malaysian Ringgit and the South Korean Won. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect the cost of goods sold and operating margins and could result in exchange losses. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may have engaged in, and may continue to engage in, exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure that any hedging technique we implement will be effective. If it is not effective, we may experience reduced operating margins.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2003

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of ChipPAC, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of ChipPAC, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, in 2003 the Company changed the manner in which it classifies gains and losses on the extinguishment of debt.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 19, 2004

ChipPAC, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$24,722	$34,173
Short-term investments	34,986	10,000
Accounts receivable, less allowance for doubtful accounts of $574 and $391	56,728	38,793
Inventories (Note 6)	26,060	15,299
Prepaid expenses and other current assets	7,411	5,285

Total current assets	149,907	103,550
Property, plant and equipment, net (Note 6)	397,267	336,397
Intangible assets, net	15,860	17,300
Other assets	16,297	12,957

Total assets	$579,331	$470,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,251	$39,755
Accrued expenses and other current liabilities (Note 6)	27,724	29,400

Total current liabilities	96,975	69,155
Long-term debt	165,000	217,887
Convertible subordinated notes	200,000	50,000
Other long-term liabilities (Note 15)	22,313	17,618

Total liabilities	484,288	354,660

Commitments and contingencies (Notes 12 and 17)
Stockholders’ equity:
Preferred stock,—par value $0.01 per share; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and 2002	—	—
Common stock, Class A—par value $0.01 per share; 250,000,000 shares authorized, 97,237,000 and 94,093,000 shares issued and outstanding at December 31, 2003 and 2002	972	941
Common stock, Class B—par value $0.01 per share; 250,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and 2002	—	—
Additional paid-in capital	284,849	276,916
Receivable from stockholders	(164)	(480)
Accumulated other comprehensive income	9,169	9,169
Accumulated deficit	(199,783)	(171,002)

Total stockholders’ equity	95,043	115,544

Total liabilities and stockholders’ equity	$579,331	$470,204

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amount)

	For the Years Ended December 31,
	2003	2002	2001
Revenue	$429,189	$363,666	$328,701
Cost of revenue	365,299	308,065	297,588

Gross profit	63,890	55,601	31,113

Operating expenses:
Selling, general and administrative	38,241	38,159	31,199
Research and development	11,661	10,110	14,223
Restructuring, write-down of impaired assets and other charges	13,619	(661)	40,920

Total operating expenses	63,521	47,608	86,342

Operating income (loss)	369	7,993	(55,229)

Non-operating (income) expenses:
Interest expense	30,887	31,986	37,214
Interest income	(828)	(626)	(688)
Foreign currency (gain) loss	35	1,029	(187)
Loss from early debt extinguishment	1,182	3,005	—
Gain on sale of building (Note 19)	(3,929)	—	—
Other income, net	(197)	(546)	(410)

Total non-operating expenses	27,150	34,848	35,929

Loss before income taxes	(26,781)	(26,855)	(91,158)
Provision for income taxes	2,000	2,000	2,578

Net loss	$(28,781)	$(28,855)	$(93,736)

Net loss per share
Basic	$(0.30)	$(0.33)	$(1.36)
Diluted	$(0.30)	$(0.33)	$(1.36)
Shares used in per share calculation:
Basic	95,554	87,430	68,878
Diluted	95,554	87,430	68,878

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Warrants Class A Common Stock	Additional Paid in Capital	Receivable from Stockholders	Accumulated other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount
Balance as of December 31, 2000	68,438	$685	$1,250	$104,509	$(1,505)	$9,169	$(48,411)	$65,697
Repayment of amount due from stockholders	—	—	—	—	520	—	—	520
Expiration of Intel Warrant	—	—	(1,250)	1,250	—	—	—	—
Employee stock purchases	922	9	—	4,117	—	—	—	4,126
Common stock repurchased by Company during the year	(63)	(1)	—	(18)	—	—	—	(19)
Exercise of stock options	107	1	—	185	—	—	—	186
Net loss	—	—	—	—	—	—	(93,736)	(93,736)

Balance as of December 31, 2001	69,404	$694	$—	$110,043	$(985)	$9,169	$(142,147)	$(23,226)
Repayment of amount due from stockholders	—	—	—	—	505	—	—	505
Employee stock purchases	1,092	11	—	3,324	—	—	—	3,335
Common stock repurchased by Company during the year	(71)	(1)	—	(23)	—	—	—	(24)
Exercise of stock options	242	3	—	850	—	—	—	853
Stock issued at public offerings, net of issuance cost of $10,598	23,426	234	—	162,722	—	—	—	162,956
Net loss	—	—	—	—	—	—	(28,855)	(28,855)

Balance as of December 31, 2002	94,093	$941	$—	$276,916	$(480)	$9,169	$(171,002)	$115,544
Repayment of amount due from stockholders	—	—	—	—	316	—	—	316
Employee stock purchases	2,070	21	—	4,862	—	—	—	4,883
Common stock repurchased by Company during the year	(7)	—	—	(2)	—	—	—	(2)
Exercise of stock options	1,081	10	—	3,073	—	—	—	3,083
Net loss	—	—	—	—	—	—	(28,781)	(28,781)

Balance as of December 31, 2003	97,237	$972	$—	$284,849	$(164)	$9,169	$(199,783)	$95,043

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(28,781)	$(28,855)	$(93,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,090	58,949	59,909
Debt issuance cost amortization	2,216	2,281	2,112
Foreign currency (gain) loss	35	1,029	(187)
Deferred tax	(1,195)	(121)	1,636
Write-down of impaired assets	11,662	—	34,688
Loss from early debt extinguishment	1,182	3,005	—
Gain on sale of building	(3,929)	—	—
Gain on sale of equipment	(318)	(50)	(1)
Changes in assets and liabilities:
Accounts receivable	(17,935)	(6,759)	13,870
Inventories	(10,761)	(2,818)	8,769
Prepaid expenses and other current assets	(2,209)	(770)	2,205
Other assets	(1,336)	(415)	2,866
Accounts payable	29,496	8,710	(23,618)
Accrued expenses and other current liabilities	(1,676)	1,562	(11,919)
Other long-term liabilities	4,288	3,798	(510)

Net cash provided by (used in) operating activities	50,829	39,546	(3,916)

Cash flows from investing activities:
Purchase of short-term investments	(204,116)	(39,699)	—
Proceeds from sale of short-term investments	179,130	29,699	—
Acquisition of intangible assets	(3,798)	(3,362)	(6,156)
Acquisition of property and equipment	(130,655)	(78,910)	(46,392)
Proceeds from sale of building	5,399	—	—
Proceeds from sale of equipment	786	488	965
Acquisition of test assets	(3,625)	—	—
Malaysian acquisition, net of cash and cash equivalents acquired	(3,475)	(6,643)	(7,399)

Net cash used in investing activities	(160,354)	(98,427)	(58,982)

Cash flows from financing activities:
Proceeds from revolving loans	27,704	105,596	84,633
Repayment of revolving loans	(27,704)	(155,596)	(49,234)
Net proceeds from long-term debt	144,861	16,700	79,085
Repayment of long-term debt	(52,887)	(82,440)	(28,857)
Increase in debt issuance costs	(180)	(703)	(4,520)
Repayment of notes from stockholders	316	505	520
Proceeds from common stock issuances	7,966	167,144	4,312
Repurchase of common stock	(2)	(24)	(19)

Net cash provided by financing activities	100,074	51,182	85,920

Net increase (decrease) in cash and cash equivalents	(9,451)	(7,699)	23,022
Cash and cash equivalents at beginning of year	34,173	41,872	18,850

Cash and cash equivalents at end of year	$24,722	$34,173	$41,872

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flow information
Income taxes paid	$563	$988	$666

Interest paid	$28,817	$31,504	$33,659

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

Recapitalization and Reincorporation

Prior to August 5, 1999, the Company represented the combination of four business units of Hyundai Electronics Industries Co., Ltd. (currently Hynix Semiconductor, Inc.) (“HEI”) which operated collectively as HEI’s worldwide packaging and testing operations.

On August 5, 1999, affiliates of Bain Capital, Inc. and SXI Group LLC, a portfolio concern of Citicorp Venture Capital, Ltd., which we refer to collectively as the “Equity Investors,” and management acquired a controlling interest in the Company from HEI through a series of transactions, including a merger into ChipPAC, Inc. of a special purpose corporation organized by the Equity Investors. The merger was structured to be accounted for as a recapitalization.

On June 13, 2000 the Company was reincorporated in Delaware (“ChipPAC Delaware”). In order to effect the reincorporation, ChipPAC, Inc., a California corporation (“ChipPAC California”), was merged with and into ChipPAC Delaware and as a result of which ChipPAC California ceased to exist. The Company operates its business as ChipPAC, Inc.

Basis of Presentation

The financial statements for the years ended December 31, 2003, 2002 and 2001, have been prepared on a consolidated basis. The consolidated financial statements include the accounts of ChipPAC, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period balances have been reclassified to conform to the current period presentation.

Recent Events—Proposed Merger

On February 10, 2004, the Company signed a definitive agreement for the merger of a wholly-owned subsidiary of ST Assembly Test Ltd, or STATS, with ChipPAC in a stock-for-stock transaction. If the merger is consummated, the Company will become a wholly owned subsidiary of STATS. Under the terms of the agreement, ChipPAC stockholders will receive 0.87 STATS American Depositary Shares, or ADSs, for each share of ChipPAC Class A common stock. Following consummation of the merger, STATS and ChipPAC stockholders will own approximately 54% and 46% of the combined company, respectively, on a fully-converted basis. The Board of Directors of the combined company will have 11 members, and is expected to be comprised of 7 current STATS directors and each of Messrs. Conn, Norby, Park and McKenna, current members of the ChipPAC board who will be nominated for election by STATS shareholders. The new company is proposed to be named STATS ChipPAC Ltd, and it will be headquartered in Singapore.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consummation of the merger is subject to certain conditions, including approval by ChipPAC and STATS stockholders, expiration of waiting periods under the Hart-Scott Rodino Act, receipt of a private letter ruling from the Internal Revenue Service or opinions of outside legal counsel relating to the tax treatment of the merger for ChipPAC stockholders and other customary conditions. A vote of the majority of the Company’s outstanding Class A common stock will be required to approve the merger. The Company’s board of directors has voted to approve the transaction and recommend that its stockholders vote to approve the merger. The transaction is expected to close during the second calendar quarter of 2004. There can be no assurance that the conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market funds at December 31, 2003 and 2002.

Short-term Investments

The Company invests excess cash in auction rate corporate notes which are high-quality and easily marketable instruments to ensure cash is readily available for use in current operations. These instruments have maturity terms of generally 30 days or less. Short-term investments are categorized as available for sale and recorded at market. Due to the short-term nature of these investments, cost approximates market value. The average interest rates on the cash and cash equivalents and short-term investments were 1.0% and 1.4%, respectively.

Financial Instruments

The amounts reported for cash and cash equivalents, short-term investments, accounts receivable, certain other assets, accounts payable, certain accrued and other liabilities, short-term and long-term debt approximate fair value due to their short maturities or market interest rates.

Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130 “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income (loss) includes all changes in equity during a period from transactions and events from non owner sources. In the years ended December 31, 2003, 2002 and 2001, comprehensive income (loss) equaled net income (loss).

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Lived Assets

Long-lived assets held by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of carrying amounts to future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the asset.

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

Intangibles

Intangibles are amortized over their useful lives on a straight-line basis over a period of three to 17 years. We classify our intangibles into three main groups: intellectual property with useful lives ranging from seven to 17 years, software and software development with useful lives of three years and licenses with useful lives of five years.

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

At December 31, 2003, there was no single customer who accounted for more that 10% of the outstanding trade receivables. At December 31, 2002, three customers accounted for 16%, 15% and 11% of the outstanding trade receivables. Loss of or default by these customers could have an adverse effect upon the Company’s financial position, results of operations and cash flows.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents are deposited with banks in the United States of America, South Korea, China, Malaysia, Barbados, British Virgin Islands, Luxembourg, and Hungary. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses to date on its bank cash deposits.

Revenue Recognition

The Company recognizes revenue upon completion of services, generally at the time of shipment of packaged semiconductors to its customers. Additionally, we record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. The Company generally does not take ownership of customer supplied semiconductors as these materials are sent to the Company on a consignment basis. Accordingly, the value of the customer supplied materials are neither reflected in revenue nor in cost of revenue. The Company warrants its services; warranty claims historically have been insignificant.

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

Computation of Net Income per Share of Common Stock

Basic net income (loss) per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares result from dilutive stock options and the convertible subordinated notes.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the U.S. dollar. Therefore, gains and losses resulting from translation from local currencies to the U.S. dollar are included in determining net income or loss for the period.

Stock-Based Compensation

At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net loss as reported	$(28,781)	$(28,855)	$(93,736)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,097)	(4,581)	(6,130)

Pro forma net loss	$(32,878)	$(33,436)	$(99,866)

Loss per share as reported:
Basic	$(0.30)	$(0.33)	$(1.36)
Diluted	$(0.30)	$(0.33)	$(1.36)

Pro forma loss per share:
Basic	$(0.34)	$(0.38)	$(1.45)
Diluted	$(0.34)	$(0.38)	$(1.45)

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In 2003, the Company has reclassified a loss on extinguishment of debt that was previously classified as an extraordinary item in prior periods but did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item and has included it within income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 during the first quarter of fiscal year 2003. The effect on adoption of SFAS No. 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted EITF Issue No. 00-21. The adoption of EITF Issue No. 00-21 has no material impact on the Company’s financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The Company adopted SFAS No. 149 during 2003. The adoption of SFAS No. 149 will not have a material impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 during 2003. The adoption of this standard will not have a material impact on its financial position and results of operations.

Note 3:    Acquisition of Malaysian Business

Under the terms of the agreement relating to the Company’s June 2000 acquisition of the Malaysian business, during the period from June 1, 2000 to June 30, 2003, the seller, Intersil, was entitled to receive additional contingent incentive payments based upon the achievement of milestones relating to the transfer of business previously subcontracted by Intersil to a third party. As of December 31, 2003 Intersil achieved all the milestones, and the Company paid Intersil the sum of $17.9 million in the aggregate as additional purchase price. At December 31, 2003, the Company has no further obligations under this arrangement. Additionally, the Company had recorded $2.4 million of other purchase price adjustments based on the difference between the final closing balance sheet and the estimated closing balance sheet of the Malaysian business and recorded deferred tax of $6.1 million on all of these adjustments. All of these additional contingent incentive payments and other adjustments resulted in a further increase of the effective purchase price and non-current assets.

There was no goodwill arising from the acquisition of the Malaysian business. The fair value of total assets and liabilities exceeded the purchase price by $56.2 million as of July 1, 2000. This amount, reduced by the additional contingent incentive payments, other purchase price adjustments and related deferred taxes, as of December 31, 2003, has been allocated in full to non-current assets as summarized below:

Non-current asset	Estimated Fair Value	Excess of Fair Value of Acquired Net Amounts Over Cost	Total Additional Purchase Price	Adjusted Value
		(in millions)
Land and buildings	$27.9	$(11.1)	$5.0	$21.8
Plant and equipment	93.9	(36.9)	18.3	75.3
Intellectual property	20.9	(8.2)	3.1	15.8

	$142.7	$(56.2)	$26.4	$112.9

Note 4:    Lines of Credit and Other Bank Borrowings

Lines of Credit

The Company has a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of its senior credit facilities. The revolving credit line under the senior credit facilities matures on July 31, 2005. During the year ended December 31, 2003, the Company borrowed and repaid $26.5 million against this revolving line of credit for general corporate purposes at an interest rate of 6.75% per annum. During the three month period ended December 31, 2003, the Company did not utilize any borrowings against this revolving line of credit and as of December 31, 2003, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to the Company.

The Company has also established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $4.0 million and $8.0 million, respectively. During the three month period and year

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2003, no borrowings were made against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility. The Company also has a line of credit with a limit of $0.5 million per borrowing available with Southern Bank Bhd for general corporate purposes at an interest rate of 6.9% per annum. During the year ended December 31, 2003, the Company utilized and repaid $0.5 million in the quarter ended March 31, 2003, $0.3 million in the quarter ended June 30, 2003 and $0.4 million during the quarter ended September 30, 2003. During the quarter ended December 31, 2003, the Company did not use this line of credit, and there was no outstanding balance on this loan.

Other Borrowings

On May 28, 2003, the Company issued $125.0 million of 2.5% convertible subordinated notes due 2008 in a private placement and on June 5, 2003, the initial purchaser exercised the option to purchase an additional $25.0 million of 2.5% senior subordinated notes under the same terms. The Company received net proceeds of approximately $144.9 million after deducting debt issuance costs. The $150.0 million of 2.5% convertible subordinated notes are convertible into shares of the Company’s Class A common stock at a conversion price of $8.062 per share, subject to adjustment, at any time prior to June 1, 2008, and bear an interest rate of 2.5% per annum. The Company used $63.9 million from the proceeds of these notes to pay down term loans of $36.2 million, a foreign loan of $16.7 million and revolving loans of $11.0 million. The remaining $81.0 million is being used for general corporate purposes. On November 24, 2003, a registration statement on Form S-3 to register $143.8 million of these notes, along with the shares of common stock into which the notes are convertible, became effective with the Securities and Exchange Commission. The Company filed an additional registration statement for the other $6.2 million of the notes, along with the shares of common stock into which the notes are convertible, on January 22, 2004.

As of December 31, 2003, the Company’s total debt consisted of $365.0 million of borrowings, which was comprised of $165.0 million of 12.75% senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes.

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

The Company reduced the concentration of its customers that make up more than 10.0% of sales from three customers in the year 2001 accounting for 51.3% of total revenue, and five customers in 2002 accounting for 66.3% of total revenue, to four customers in 2003 accounting for 50.0% of total revenue. Nonetheless, any decommitment from any major customer for products could have an adverse impact on the Company’s financial position, results of operations and cash flows.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, 2002 and 2001, the Company had four, five and three customers, which each accounted for more than 10.0% of sales, respectively. These customers include Fairchild Semiconductor International, Inc., Intel Corporation, Intersil Corporation, LSI Logic Corporation and nVIDIA Corporation.

Other

South Korean, Chinese, and Malaysian foreign currency exchange regulations may place restrictions on the flow of foreign funds into and out of those countries. The Company is required to comply with these regulations when entering into transactions in foreign currencies in South Korea, China and Malaysia. As of December 31, 2003 and 2002, there were no restrictions on foreign funds flow.

Note 6:    Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	December 31,
	2003	2002
Raw materials	$20,029	$11,198
Work in process	4,761	3,293
Finished goods	1,270	808

	26,060	15,299

Property, plant and equipment were comprised of the following (in thousands):

	December 31,
	2003	2002
Land use rights	$11,171	$12,368
Buildings and improvements	70,330	66,404
Equipment	621,327	529,710

	702,828	608,482
Less accumulated depreciation and amortization	(305,561)	(272,085)

	$397,267	$336,397

Land use rights represent payments made to secure, on a fully paid-up basis, the use of the property where the Company’s facilities are located in Shanghai, China and Kuala Lumpur, Malaysia for a period of 50 and 99 years, respectively. The land use rights expire in the year 2044 for Shanghai, China and in the year 2086 for Kuala Lumpur, Malaysia.

Other assets were comprised of the following (in thousands):

	December 31,
	2003	2002
Deposits	$925	$836
Long-term employee loans	1,020	802
Debt issuance costs, net of amortization of $5,332 and $5,944	12,134	10,132
Other	2,218	1,187

	$16,297	$12,957

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets balances are summarized as follows (in thousands):

	December 31, 2003			December 31, 2002
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$16,884	$7,310	$9,574	$15,734	$4,980	$10,754
Software and software development	17,313	11,194	6,119	14,231	8,460	5,771
Licenses	4,497	4,330	167	4,422	3,647	775

	$38,694	$22,834	$15,860	$34,387	$17,087	$17,300

Amortization expense for intangible assets is summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Intellectual property	$2,330	$2,121	$1,955
Software and software development	2,734	2,554	2,483
Licenses	683	397	2,812

	$5,747	$5,072	$7,250

Intangible assets are being amortized over estimated useful lives of three to 17 years. Estimated future amortization expense is as follows (in thousands):

2004	$5,322
2005	4,606
2006	3,459
2007	1,428
2008	153
Thereafter	892

Total	$15,860

Accrued expenses and other liabilities were comprised of the following (in thousands):

	December 31,
	2003	2002
Payroll and related items	$14,150	$14,778
Interest payable	9,311	9,210
Other expenses	4,263	5,412

	$27,724	$29,400

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7:    Restructuring, write-down of impaired assets and other charges

Restructuring

2003

During the year ended December 31, 2003, restructuring plans were executed to realign the Company’s organization and reduce operating costs to better align the Company’s expenses with revenue. As of December 31, 2003, the Company had a total reduction of 252 personnel related to the restructuring. Restructuring and related charges of $2.0 million were expensed during the year ended December 31, 2003.

2002

In 2002, the Company utilized $0.3 million of the restructuring reserve for reductions in workforce in its South Korean operations and wrote off executive officer loans against the related $1.5 million loan loss reserve. In 2002, the Company completed another 92 of the planned 751 employee separations. Cumulatively the Company completed 646 of the planned 751 employee separations at December 31, 2002. Due to stronger than expected performance from the South Korean subsidiary and the sale of its plating line in Korea which had been planned to be shut down, reserve releases in the amount of $1.3 million were credited to restructuring charges in the statement of operations for the year ended December 31, 2002. There are no further terminations or other restructuring activities planned for which amounts were reserved in 2001. This credit of $1.3 million was reduced by a restructuring action in the Malaysian plant in which $0.6 million was incurred to terminate 30 employees. This action was not included in the 2001 reserves.

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

Components of accrued restructuring costs and amounts charged for restructuring as of December 31, 2003 were as follows (in thousands):

	Beginning Accrual	Expenditures	December 31, 2001	Adjustments	Expenditures	December 31, 2002	Accrual	Expenditures	December 31, 2003
Employee separations	$4,732	$(3,100)	$1,632	$(1,283)	$(349)	$—	$1,957	$(1,458)	$499
Loan loss reserve	1,500	—	1,500	—	(1,500)	—	—	—	—

	$6,232	$(3,100)	$3,132	$(1,283)	$(1,849)	$—	$1,957	$(1,458)	$499

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Write-down of impaired assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to be generated by an asset to its carrying value. If an asset is considered impaired, the asset is written down to fair value which is either determined based on discounted cash flows or appraised or estimated values, depending on the nature of the asset. During the year ended December 31, 2003, the Company wrote down impaired assets by $11.7 million. The Company determined that the expected cash flow related to certain manufacturing equipment were not sufficient to recover the carrying value of the equipment. As the result of this analysis, the carrying values of these assets were written down to the estimated fair market value and will continue to be depreciated over the remaining useful lives. There were no equivalent write-offs in the same period during 2002. During the year ended December 31, 2001, the Company wrote down impaired assets by $34.7 million. The asset write-down related primarily to the Company’s manufacturing assets in the assembly and test facilities in South Korea and Malaysia. The Company determined that due to excess capacity, the future expected cash flows related to equipment for certain package types would not be sufficient to recover the carrying value of the manufacturing equipment in the facility for those package types. The carrying values of these assets were written down to the estimated fair value and continued to depreciate over their remaining useful lives.

Note 8:    Earnings per Share

Statement of Accounting Standards No. 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share (“EPS”) is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of shares of common stock and all potentially dilutive shares of common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes.

As of December 31, 2003, there were options outstanding to purchase 7.4 million shares of Class A common stock with a weighted average exercise price of $3.81, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect would have been antidilutive. The Company also has outstanding $200.0 million aggregate principal amount of convertible subordinated notes, which are convertible into approximately 23.6 million shares of Class A common stock but were not included in diluted earnings per share as their effect would also have been antidilutive. Had these options and the convertible subordinated notes been included in the diluted earnings per share counts, the total of weighted average shares of Class A common stock would have been 122,471,240 shares.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	December 31, 2003			December 31, 2002			December 31, 2001
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Loss per share	$(28,781)	95,554	$(0.30)	$(25,850)	87,430	$(0.30)	$(93,736)	68,878	$(1.36)
Effect of dilutive securities:
Stock options and warrants		—			—			—
Diluted EPS:
Loss per share	$(28,781)	95,554	$(0.30)	$(25,850)	87,430	$(0.30)	$(93,736)	68,878	$(1.36)

Note 9:    Segments and Geographic Information

The Company is engaged in one industry segment, the packaging and testing of integrated circuits.

The following table describes the composition of revenue by product group and test services, as a percentage of total revenue:

	Year Ended December 31,
	2003	2002	2001
Substrate	59.0%	50.9%	46.0%
Lead frame	27.1	33.6	40.2
Test	13.9	15.5	13.8

Total	100.0%	100.0%	100.0%

Revenue from unaffiliated customers is based on the geographic location of each plant’s principal place of business. The Company’s sales by geographic location of the customer were as follows (in thousands):

	December 31,
Region	2003	2002	2001
USA	$369,102	$323,663	$302,405
Asia	51,503	36,367	19,722
Europe	8,584	3,636	6,574

Total	$429,189	$363,666	$328,701

The following table presents long-lived identifiable assets based on the location of the asset (in thousands):

	December 31,
Region	2003	2002
United States	$16,782	$9,079
British Virgin Islands	14,886	18,928
South Korea	169,745	142,630
China	100,351	103,177
Malaysia	127,660	92,840

Total	$429,424	$366,654

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10:    Senior Credit Facilities

Under the terms of the recapitalization and merger in 1999 all short and long-term debt, loans and leases and other credit facilities existing prior to the recapitalization were terminated at the recapitalization date.

To finance part of the recapitalization, the Company borrowed $300.0 million of new debt, comprising $150.0 million of term loans and $150.0 million of senior subordinated notes. The term loans bore interest based on the London Interbank Offered Rate (LIBOR, 1.43% at December 31, 2003) plus 4.3% and the senior subordinated notes bear interest at 12.75% per annum. In 2001, an additional $15.0 million of senior subordinated notes were issued in a private placement. As of December 31, 2003, the balances of the term loans were zero and the balance of the senior subordinated notes was $165.0 million. The senior subordinated notes mature on August 1, 2009. If a change of control occurs, the Company may be required to allow holders of the senior subordinated notes to sell the Company their notes at a purchase price of 101.0% of the principal amount of the notes, plus accrued and unpaid interest. The pending merger with ST Assembly Test Services, Ltd would constitute a change of control. Interest is payable semi-annually for the senior subordinated notes and quarterly for the term loans.

The Company has a borrowing capacity of $50.0 million under the senior credit facilities, for working capital and general corporate purposes under the revolving credit line portion of its senior credit facilities. The revolving credit line under the senior credit facilities matures on July 31, 2005. During the year ended December 31, 2003, the Company borrowed and repaid $26.5 million against the revolving line of credit for general corporate purposes at an interest rate of 6.75% per annum. During the three month period ended December 31, 2003, the Company did not utilize any borrowings against this revolving line of credit and as of December 31, 2003, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to the Company.

The Company’s senior credit facilities, as amended, contain covenants restricting the Company’s operations and requiring that the Company meet specified financial tests. Beginning with the quarter ending December 31, 2002, the financial covenants consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12 months calculation. There were no violations of the covenants under the senior credit facilities, as amended, through December 31, 2003.

In May and June 2003, the Company issued $150.0 million of 2.5% convertible subordinated notes in a private placement and used a portion of the proceeds to payoff term loans and foreign debt. As a result of the early extinguishment of this debt, associated capitalized debt issuance costs of $1.1 million along with $0.1 million of related debt expenses were written off. In May 2002, the Company used proceeds from the secondary public offering to pay off its remaining term loans. As the result of this early extinguishment of debt, associated capitalized debt issuance costs of $3.0 million and no other related debt expenses were written off.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future maturities of long-term debt at December 31, 2003 were as follows (in thousands):

Year Ended December 31,
2004	—
2005	—
2006	—
2007	—
2008	150,000
2009	165,000
2010	—
2011	50,000

$365,000
Less current portion	—

Non current portion	$365,000

Substantially all assets of the ChipPAC consolidated group, with the exception of the Chinese non-guarantor entity, ChipPAC Shanghai, have been pledged as collateral under the term debt and revolving credit facilities agreement put in place on August 5, 1999. The indenture governing the 12.75% senior subordinated notes has been fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis by the parent company and the guaranteeing subsidiaries. See Note 20—Supplemental Financial Statements of Guarantor/Non-Guarantor Entities.

Note 11:    Common Stock and Stockholders’ Equity

A portion of certain shares sold by the Company are subject to a right of repurchase by the Company subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable until vesting is complete. At December 31, 2003, there were 8,573 shares subject to repurchase.

The Company currently has authorized Class A and B common stock. There are 250,000,000, $0.01 par value, shares authorized of each Class A and Class B common stock. At December 31, 2003 and 2002 there were 97,237,000 and 94,093,000 shares, respectively, of Class A common stock issued and outstanding. There were no shares of Class B common stock issued or outstanding at December 31, 2003 or 2002.

On June 13, 2000 the Company was reincorporated in Delaware. In order to effect the reincorporation, ChipPAC, Inc., a California corporation, was merged with and into ChipPAC Delaware and as a result of which ChipPAC California ceased to exist. The Company operates its business as ChipPAC, Inc. The merger occurred immediately prior to the effectiveness of the Company’s Registration Statement on Form S-1 for its initial public offering. In the merger, each outstanding share of ChipPAC California Class A common stock was converted into one share of ChipPAC Delaware Class A common stock. Each outstanding share of ChipPAC California Class B common stock was converted into one share of ChipPAC Delaware Class B common stock. Each outstanding share of ChipPAC California Class L common stock was converted into and became one share of ChipPAC Delaware Class A common stock plus an additional number of shares of ChipPAC Delaware Class A common stock which was determined by dividing a preferential distribution, based in part on the original cost of such share plus an amount which accrued daily at a rate of 12.0% per annum, compounded quarterly, by the per share price of the ChipPAC Delaware Class A common stock in the initial public offering. As a result, Class L common stockholders received 8,880,507 shares of Class A common stock.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Initial and Secondary Public Offerings of Common Stock

In August 2000, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (Registration No. 333-39428) relating to the initial public offering of our Class A common stock. In connection with the closing of the initial public offering, the Company issued a total of 13,693,000 shares of Class A Common Stock for gross proceeds of $163.0 million. The total proceeds from the offering and the concurrent private placement, net of issuance costs, were $151.8 million.

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

In June 2002, the Company utilized $50.0 million of the public offering proceeds to extinguish term loan A and the capital expenditure loan and substantially pay down term loan B under its senior credit facilities. As a result, capitalized debt issuance costs of $3.0 million were written off and the expense is included in the results for the year ended December 31, 2002.

Based upon quoted market prices, the fair value of our Senior Subordinated Notes as of December 31, 2003 and 2002 was $181.5 million and $173.1 million, respectively. Based upon quoted market prices, the fair value of our 2.5% Convertible Subordinated Notes as of December 31, 2003 was $188.3 million.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12:    Commitments

The Company’s executive offices in the United States of America were leased from Hyundai Electronics America (“HEA”) until May 2001. Thereafter, the Company’s executive offices were moved to Fremont, California and are currently leased from an unrelated party. The Company’s facilities in Korea are leased from HEI under non-cancelable operating lease arrangements through 2004 with an option to extend to 2009. Rent expense in the years ended December 31, 2003, 2002, and 2001 was $4.9 million, $5.0 million, and $6.4 million respectively.

Future annual minimum lease payments under noncancellable operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2003 were as follows (in thousands):

Years Ended December 31,
2004	$7,360
2005	7,014
2006	6,460
2007	6,387
2008	6,247
Thereafter	23,253

$56,721

The Company is party to certain royalty and licensing agreements which have anticipated payments of $579 thousand, $331 thousand, $248 thousand and $248 thousand payable in 2004, 2005, 2006 and 2007, respectively.

In the ordinary course of business, the Company is subject to claims and litigation, including claims that it infringes third party patents, trademarks and other intellectual property rights. Although the Company believes that it is unlikely that any current claims or actions will have a material adverse impact on its operating results on our financial position, given the uncertainty of litigation, we can not be certain of this. Moreover, the defense of claims or actions against the Company, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

The Company is currently party to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters is not presently determinable and cannot be predicted with certainty, management does not believe that the outcome of any of these matters or any of the above mentioned legal claims will have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Note 13:    Related Party Transactions

	December 31,
	2002	2001
	(In thousands)
Revenue from sale of packaging and testing services to HEI group	$3,367	$4,623
Reimbursement for plating services provided to HEI group including margin of $25 and $2,020, respectively	4,526	6,392
Accounts receivable at year end for sales and plating services to HEI Group	6	417
Accounts payable to HEI group for common area use of facilities and utilities	962	1,370

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The HEI group sold its entire equity investment of the Company in 2002 and was not considered a related party during the year ended December 31, 2003.

During the years ended December 31, 2001, HEA charged $0.3 million to the Company for rent and building related taxes, insurance, and maintenance. There were no similar expenses in the year 2002 or 2003.

At June 30, 1998, Hyundai Information Technology (“HIT”) entered into a three-year agreement with ChipPAC Korea to provide information technology services. This agreement terminated in June 2002. For the years ended December 31, 2002 and 2001, HIT charged ChipPAC Korea $0.5 million and $0.9 million, respectively.

Note 14:    2000 Equity Incentive Plan and 1999 Stock Purchase and Option Plan

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

In 2003, 92,982 shares were returned from the 1999 Stock Plan and pooled into the 2000 Stock Plan. In May 2003, an additional 950,927 shares were added to the 2000 Plan as the result of the annual increase of one percent of the outstanding shares of common stock as of the annual meeting of the stockholders.

Options are granted at the fair market value and expire up to ten years after the date of grant. Vesting occurs usually over a two to four-year period.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the 1999 Stock Plan:

1999 Option Plan	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2000	—	1,688,240	$6.71
Options repurchased	57,669	—	—
Options cancelled	201,362	(201,362)	6.99
Vested options expired	22,612	(22,612)	7.48
Options exercised	—	(106,772)	1.74
Options transferred	(281,643)	—	—

Balances at December 31, 2001	—	1,357,494	$7.05
Options repurchased	30,719	—	—
Options cancelled	111,670	(111,670)	6.33
Vested options expired	17,924	(17,924)	10.59
Options exercised	—	(104,395)	4.20
Options transferred	(160,313)	—	—

Balances at December 31, 2002	—	1,123,505	$7.35
Options repurchased	7,002	—	—
Options cancelled	25,686	(25,686)	11.51
Vested options expired	60,294	(60,294)	11.90
Options exercised	—	(204,109)	4.25
Options transferred	(92,982)	—	—

Balances at December 31, 2003	—	833,416	$7.61

The following table summarizes stock option activity under the 2000 Plan:

2000 Option Plan	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2000	39,469	1,250,732	$4.93
Options reserved	10,756,426	—	—
1999 options transfer-in	281,643	—	—
Options granted	(4,768,235)	4,768,235	2.95
Options cancelled	228,001	(228,001)	4.81
Vested options expired	200	(200)	7.88

Balances at December 31, 2001	6,537,504	5,790,766	$3.30
Options reserved	811,081	—	—
1999 options transfer-in	160,313	—	—
Options granted	(334,600)	334,600	6.02
Options cancelled	668,865	(668,865)	3.32
Vested options expired	18,334	(18,334)	8.03
Options exercised	—	(137,540)	2.97

Balances at December 31, 2002	7,861,497	5,300,627	$3.46
Options reserved	950,927	—	—
1999 options transfer-in	92,982	—	—
Options granted	(2,672,280)	2,672,280	2.92
Options cancelled	434,980	(434,980)	3.48
Vested options expired	53,133	(53,133)	7.65
Options exercised	—	(877,219)	2.56

Balances at December 31, 2003	6,721,239	6,607,575	$3.33

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Number of Shares	Weighted Avg. Exercise Price
$0.29 – 0.29	74,672	$0.29	5.9	71,812	$0.29
1.80 – 2.55	3,636,823	2.29	8.6	1,424,268	1.88
2.78 – 4.07	2,154,396	3.48	7.2	898,706	3.34
4.59 – 6.14	863,393	5.69	7.3	496,665	5.56
6.90 – 9.52	320,243	8.43	8.0	126,926	8.59
12.60 – 12.75	391,464	12.63	6.5	273,447	12.63

$0.29 – 12.75	7,440,991	$3.81	7.9	3,291,824	$3.95

The estimated weighted average fair value of options granted in 2003, 2002 and 2001 were $2.92, $6.02 and $2.95, respectively, based on the Black-Scholes option pricing model using assumptions as described below.

Employee Stock Purchase Plan

In 2000, the Company adopted an employee stock purchase plan (“ESPP”) for the benefit of its employees. The ESPP qualified in the United States of America under section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase the Company’s Class A common stock through payroll deductions at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee’s eligible compensation. During 2003, a total of 2,069,921 shares of Class A common stock at a weighted average price of $2.36 per share, were issued through the ESPP. For the year 2002, a total of 1,092,047 shares of Class A common stock at a weighted average price of $3.05 per share were issued. At December 31, 2003, 7,059,339 shares were reserved for future issuance under the ESPP.

The estimated weighted average fair value of shares purchased under the Employee Stock Purchase Plan in 2003 and 2002 was $0.79 and $1.90, respectively.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net loss as reported	$(28,781)	$(28,855)	$(93,736)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,097)	(4,581)	(6,130)

Pro forma net loss	(32,878)	(33,436)	(99,866)

Loss per share as reported:
Basic	$(0.30)	$(0.33)	$(1.36)
Diluted	$(0.30)	$(0.33)	$(1.36)
Pro forma loss per share:
Basic	$(0.34)	$(0.38)	$(1.45)
Diluted	$(0.34)	$(0.38)	$(1.45)

In calculating pro forma compensation, the fair value of each stock option and stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Employee Stock Options December 31,
	2003	2002	2001
Dividend yield	None	None	None
Volatility	56%-71%	56%	57%
Risk-free interest rate	1.91%-2.90%	3.00%-4.57%	3.63%-4.83%
Expected lives (in years)	4	4	2-4

	Employee Stock Purchase Plan December 31,
	2003	2002	2001
Dividend yield	None	None	None
Volatility	56%	56%	57%
Risk-free interest rate	1.18%-1.65%	1.96%-2.95%	4.96%-6.33%
Expected lives (in years)	0.5	0.5	0.5

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15:    Income Taxes

The components of the provision for income taxes are comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$—	$—	$—
State	5	6	1
Foreign	3,190	2,115	941

Total Current	3,195	2,121	942

Deferred
Federal	—	—	3,327
State	—	—	385
Foreign	(1,195)	(121)	(2,076)

Total Deferred	(1,195)	(121)	1,636

Provision for income taxes	$2,000	$2,000	$2,578

Loss before income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$(5,613)	$(2,117)	$(483)
Foreign	(21,168)	(24,738)	(90,675)

	$(26,781)	$(26,855)	$(91,158)

A summary of the composition of net deferred income tax assets (liabilities) is as follows (in thousands):

	December 31,
	2003	2002
Assets:
Loss due to impaired assets	$842	$1,783
Income recognized for tax but not for books	3,843	15,099
Tax credits	15,230	10,691
NOL Carryforward	7,886	6,137
Other	2,327	2,331

Total gross deferred tax assets	30,128	36,041
Less valuation allowance	(18,575)	(24,188)

Net deferred tax assets	11,553	11,853
Liabilities:
Depreciation	(18,427)	(18,354)

Gross deferred tax liabilities	(18,427)	(18,354)

Total net deferred tax asset/(liability)	$(6,874)	$(6,501)

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the Company established a partial valuation allowance against its gross deferred tax assets to reduce the assets to the amount the Company deemed, more likely than not, to be recoverable prior to repatriation. The Company considered, among other factors, its historical profitability, excluding effect of one-time charges, projections of future taxable income and the ability of the Company’s foreign subsidiaries to utilize their deferred tax assets. The net change in total valuation allowance as of December 31, 2003 was an increase of approximately $1.1 million. A portion of the valuation allowance was attributable to the potential tax benefit of stock based compensation totaling approximately $0.3 million in 2003 and $0.2 million in 2002. These amounts, if realized, will be credited to additional paid-in capital.

Included in deferred tax liabilities relating to depreciation as of December 31, 2003 is an amount of $6.1 million relating to additional purchase price for the Malaysia business, which was included in non-current assets. The total net deferred tax liability is included in other long-term tax liabilities.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31,
	2003	2002	2001
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	0.4	2.1	0.9
Valuation allowance on net operating loss	—	—	(6.8)
Foreign operation net difference	(41.4)	(44.6)	(31.4)
Other	(1.5)	0.1	(0.5)

Provision for income taxes	(7.5)%	(7.4)%	(2.8)%

At December 31, 2003, the Company had approximately $15.2 million of federal and $8.5 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts from 2006 to 2023. Under the Tax Reform Act of 1986, the amounts of the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50.0%, as defined over a three-year period.

Note 16:    Employee Benefit Plans

Retirement and Deferred Savings Plan—United States of America

The Company maintains a retirement and deferred savings plan for its employees (the “401(k) Plan”). The 401(k) Plan is intended to qualify as a tax qualified plan under the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute up to 15.0% of tax gross compensation (up to a statutory limit). Under the 401(k) Plan, the Company is required to make contributions based on contributions made by employees. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2003, 2002 and 2001 were approximately $0.2 million in each year. All amounts contributed by participants and related earnings are fully vested at all times.

Severance Benefits—Korea

Employees and directors with more than one year of service are entitled to receive a lump-sum payment upon termination of their employment with ChipPAC Korea, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are adjusted annually for all eligible employees based on their employment as of the balance sheet date.

ChipPAC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the National Pension Act of South Korea, a certain portion of severance benefits has been deposited with the Korean National Pension Fund and deducted from accrued severance benefits. The amounts contributed will be refunded to employees from the National Pension Fund upon retirement. The expense for severance benefits for the years ended December 31, 2003, 2002, and 2001 amounted to approximately $3.6 million, $3.8 million, and $2.6 million, respectively.

Note 17:    Contingent Liabilities

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion Korean Won (approximately $13.4 million U.S. Dollars at December 31, 2003) was made by the Korean National Tax Service, or NTS, relating to withholding tax not collected on the loan between the Company’s subsidiaries in Korea and Hungary. The prevailing tax treaty does not require withholding on the transactions in question. The Company has appealed the assessment through the NTS’s Mutual Agreement Procedure (“MAP”) and believes that the assessment will be overturned. On July 18, 2002, the Icheon tax office of the NTS approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTS required a corporate guarantee amounting to the tax assessment in exchange for the suspension. The Company complied with the guarantee request on July 10, 2002. A further assessment of 2.7 billion Won (approximately $2.3 million U.S. Dollars at December 31, 2003) was made on January 1, 2004, for the subsequent interest. The Company has applied for the MAP and obtained an approval for a suspension of the proposed assessment by providing a corporate guarantee amounting to the additional taxes. As of December 31, 2003, no accrual has been made.

Note 18:    Acquisition of Cirrus Logic Test Assets

On June 30, 2003, the Company acquired the semiconductor test assets of Cirrus Logic, Inc. Pursuant to the Asset Purchase Agreement by and between the Company and Cirrus Logic, the Company has paid Cirrus Logic $3.5 million in cash. The terms of the acquisition of the Cirrus Logic semiconductor test assets also requires the Company to pay until June 30, 2007 additional contingent incentive payments to Cirrus Logic of up to approximately $3.8 million based on the achievement of certain milestones.

Note 19:    Sale of Building

The Company sold a vacant building and land, located in its Malaysian facility to Texas Instruments Malaysia for total consideration of $5.4 million, net of expenses. The Company realized a gain of $3.9 million as a result of the sale.

Note 20:    Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

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

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2003

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$899	$132	$20,614	$3,077	$—	$24,722
Short-term investments	30,036	—	4,950	—	—	34,986
Intercompany accounts receivable	191,333	23,223	23,310	17,687	(255,553)	—
Accounts receivable, net	—	—	56,659	69	—	56,728
Inventories	—	—	21,424	4,636	—	26,060
Prepaid expenses and other current assets	1,190	38	3,932	2,251	—	7,411

Total current assets	223,458	23,393	130,889	27,720	(255,553)	149,907
Property, plant and equipment, net	5,022	13,855	278,555	99,835	—	397,267
Intercompany loans receivable	—	200,880	—	—	(200,880)	—
Investment in subsidiaries	64,095	—	87,677	—	(151,772)	—
Intangible assets, net	1,339	—	14,142	379	—	15,860
Other assets	7,230	5,019	3,911	137	—	16,297

Total assets	$301,144	$243,147	$515,174	$128,071	$(608,205)	$579,331

Liabilities and stockholders’ equity
Current liabilities:
Intercompany accounts payable	$171	$3,624	$227,228	$24,530	$(255,553)	$—
Accounts payable	1,105	55	55,448	12,643	—	69,251
Accrued expenses and other current liabilities	4,825	8,970	8,955	4,974	—	27,724

Total current liabilities	6,101	12,649	291,631	42,147	(255,553)	96,975
Long-term debt	—	165,000	—	—	—	165,000
Convertible subordinated notes	200,000	—	—	—	—	200,000
Intercompany loans payable	—	—	200,880	—	(200,880)	—
Other long-term liabilities	—	—	22,313	—	—	22,313

Total liabilities	206,101	177,649	514,824	42,147	(456,433)	484,288

Stockholders’ equity:
Common stock	972	—	—	—	—	972
Additional paid in capital	284,849	81,689	174,692	149,093	(405,474)	284,849
Receivable from stockholders	(164)	—	—	—	—	(164)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(199,783)	(16,191)	(183,047)	(63,633)	262,871	(199,783)

Total Stockholders’ equity	95,043	65,498	350	85,924	(151,772)	95,043

Total liabilities and stockholders’ equity	$301,144	$243,147	$515,174	$128,071	$(608,205)	$579,331

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Year ended December 31, 2003

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$26,572	$2,141	$—	$72,929	$(101,642)	$—
Customer revenue	—	—	429,031	158	—	429,189

Total revenue	26,572	2,141	429,031	73,087	(101,642)	429,189
Cost of revenue	567	1,323	397,073	67,978	(101,642)	365,299

Gross profit	26,005	818	31,958	5,109	—	63,890
Operating expenses:
Selling, general and administrative	21,417	286	13,051	3,487	—	38,241
Research and development	2,990	—	8,332	339	—	11,661
Restructuring, write-down of impaired assets and other charges	540	—	9,049	4,030	—	13,619

Total operating expenses	24,947	286	30,432	7,856	—	63,521

Operating income (loss)	1,058	532	1,526	(2,747)	—	369
Non-operating (income) expenses
Intercompany interest expense	—	—	16,280	1,515	(17,795)	—
Interest expense	7,135	23,447	305	—	—	30,887
Interest income	(624)	—	(199)	(5)	—	(828)
Intercompany interest income	—	(17,795)	—	—	17,795	—
Loss from investment in Subsidiaries	23,168	—	4,150	—	(27,318)	—
Foreign currency (gain) loss	(2)	—	4	33	—	35
Loss from early debt extinguishment	—	1,099	83	—	—	1,182
Gain on sale of building	—	—	(3,929)	—	—	(3,929)
Other (income) expense, net	157	—	(214)	(140)	—	(197)

Total non-operating expenses	29,834	6,751	16,480	1,403	(27,318)	27,150

Loss before income taxes	(28,776)	(6,219)	(14,954)	(4,150)	27,318	(26,781)
Provision for income taxes	5	320	1,675	—	—	2,000

Net loss	$(28,781)	$(6,539)	$(16,629)	$(4,150)	$27,318	$(28,781)

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2003

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(28,781)	$(6,539)	$(16,629)	$(4,150)	$27,318	$(28,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,023	1,323	52,438	15,306	—	70.090
Debt issuance cost amortization	936	1,280	—	—	—	2,216
Foreign currency (gain) loss	(2)	—	4	33	—	35
Deferred Tax	—	—	(1,195)	—	—	(1,195)
Write-down of impaired assets	—	—	7,632	4,030	—	11,662
Loss from early debt extinguishment	—	1,099	83	—	—	1,182
Gain on sale of building	—	—	(3,929)	—	—	(3,929)
Gain on sale of equipment	(5)	—	(226)	(87)	—	(318)
Equity loss from investment in subsidiaries	23,168	—	4,150	—	(27,318)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(75,158)	45,787	(145)	(824)	30,340	—
Accounts receivable	17	—	(17,899)	(53)	—	(17,935)
Inventories	—	—	(9,329)	(1,432)	—	(10,761)
Prepaid expenses and other current assets	(222)	(38)	(1,163)	786	—	(2,209)
Other assets	(1)	—	(1,209)	(126)	—	(1,336)
Intercompany accounts payable	(789)	(56,597)	87,250	476	(30,340)	—
Accounts payable	(268)	(1,898)	28,719	2,943	—	29,496
Accrued expenses and other current liabilities	(451)	(288)	347	(1,284)	—	(1,676)
Other long-term liabilities	2	—	4,319	(33)	—	4,288
Net cash provided by (used in) operating activities	(80,531)	(15,871)	133,218	14,013	—	50,829
Cash flows from investing activities:
Purchase of short-term investments	(198,616)	—	(5,500)	—	—	(204,116)
Proceeds from sale of short-term investments	178,580	—	550	—	—	179,130
Acquisition of intangible assets	(1,147)	—	(2,651)	—	—	(3,798)
Acquisition of property, plant and equipment	(6)	(9,596)	(104,644)	(16,409)	—	(130,655)
Proceeds from sale of building	—	—	5,399	—	—	5,399
Proceeds from sale of equipment	5	—	668	113	—	786
Acquisition of test assets	—	—	(3,625)	—	—	(3,625)
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(3,475)	—	—	(3,475)
Investment in subsidiaries	(54,000)	—	(34,000)	—	88,000	—
Net cash used in investing activities	(75,184)	(9,596)	(147,278)	(16,296)	88,000	(160,354)
Cash flows from financing activities:
Proceeds from revolving loans	—	26,500	1,204	—	—	27,704
Repayment of revolving loans	—	(26,500)	(1,204)	—	—	(27,704)
Net proceeds from long-term debt	144,861	—	—	—	—	144,861
Repayment of long-term debt	—	(36,187)	(16,700)	—	—	(52,887)
Increase in debt issuance costs	(180)	—	—	—	—	(180)
Intercompany loan payments	—	51,620	(17,620)	(34,000)	—	—
Intercompany capital contributions	—	—	54,000	34,000	(88,000)	—
Repayment of notes from stockholders	316	—	—	—	—	316
Proceeds from common stock issuance	7,966	—	—	—	—	7,966
Repurchase of common stock	(2)	—	—	—	—	(2)
Net cash provided by financing activities	152,961	15,433	19,680	—	(88,000)	100,074
Net increase (decrease) in cash and cash equivalents	(2,754)	(10,034)	5,620	(2,283)	—	(9,451)
Cash and cash equivalents at beginning of year	3,653	10,166	14,994	5,360	—	34,173
Cash and cash equivalents at end of year	$899	$132	$20,614	$3,077	$—	$24,722

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2002

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,653	$10,166	$14,994	$5,360	$—	$34,173
Short-term investments	10,000	—	—	—	—	10,000
Intercompany accounts receivable	116,175	69,010	23,165	16,863	(225,213)	—
Accounts receivable, net	17	—	38,760	16	—	38,793
Inventories	—	—	12,095	3,204	—	15,299
Prepaid expenses and other current assets	968	—	2,852	1,465	—	5,285

Total current assets	130,813	79,176	91,866	26,908	(225,213)	103,550
Property, plant and equipment, net	5,528	5,582	222,698	102,589	—	336,397
Intercompany loans receivable	—	252,500	—	—	(252,500)	—
Investment in subsidiaries	33,263	—	57,827	—	(91,090)	—
Intangible assets, net	703	—	16,018	579	—	17,300
Other assets	2,847	7,398	2,702	10	—	12,957

Total assets	$173,154	$344,656	$391,111	$130,086	$(568,803)	$470,204

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Intercompany accounts payable	$960	$60,221	$139,978	$24,054	$(225,213)	$—
Accounts payable	1,373	1,953	26,729	9,700	—	39,755
Accrued expenses and other current liabilities	5,277	9,258	8,607	6,258	—	29,400

Total current liabilities	7,610	71,432	175,314	40,012	(225,213)	69,155
Long-term debt, less current portion	—	201,187	16,700	—	—	217,887
Convertible subordinated notes	50,000	—	—	—	—	50,000
Intercompany loans payable	—	—	218,500	34,000	(252,500)	—
Other long-term liabilities	—	—	17,618	—	—	17,618

Total liabilities	57,610	272,619	428,132	74,012	(477,713)	354,660

Stockholders’ equity (deficit):
Common stock	941	—	—	—	—	941
Additional paid in capital	276,916	81,689	120,692	115,093	(317,474)	276,916
Receivable from stockholders	(480)	—	—	—	—	(480)
Accumulated other comprehensive income	9,169	—	8,705	464	(9,169)	9,169
Accumulated deficit	(171,002)	(9,652)	(166,418)	(59,483)	235,553	(171,002)

Total Stockholders’ equity (deficit)	115,544	72,037	(37,021)	56,074	(91,090)	115,544

Total liabilities and stockholders’ equity	$173,154	$344,656	$391,111	$130,086	$(568,803)	$470,204

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Year ended December 31, 2002

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$27,668	$400	$—	$67,503	$(95,571)	$—
Customer revenue	—	—	363,386	280	—	363,666

Revenue	27,668	400	363,386	67,783	(95,571)	363,666
Cost of revenue	355	240	340,570	62,471	(95,571)	308,065

Gross profit	27,313	160	22,816	5,312	—	55,601
Operating expenses:
Selling, general and administrative	22,666	212	11,397	3,884	—	38,159
Research and development	2,771	—	7,339	—	—	10,110
Restructuring, write-down of impaired assets and other charges	—	—	(661)	—	—	(661)

Total operating expenses	25,437	212	18,075	3,884	—	47,608

Operating income (loss)	1,876	(52)	4,741	1,428	—	7,993
Non-operating (income) expenses
Interest expense	4,401	26,931	28,509	3,318	(31,173)	31,986
Interest income	(404)	(30,828)	(543)	(24)	31,173	(626)
Loss from investment in Subsidiaries	26,735	—	2,088	—	(28,823)	—
Foreign currency loss	—	—	973	56	—	1,029
Loss from early debt extinguishment	—	3,005	—	—	—	3,005
Other (income) expense, net	(4)	—	(358)	(184)	—	(546)

Total non-operating expenses	30,728	(892)	30,669	3,166	(28,823)	34,848

Income (loss) before income taxes	(28,852)	840	(25,928)	(1,738)	28,823	(26,855)
Provision for income taxes	3	150	1,497	350	—	2,000

Net income (loss)	$(28,855)	$690	$(27,425)	$(2,088)	$28,823	$(28,855)

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2002

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(28,855)	$690	$(27,425)	$(2,088)	$28,823	$(28,855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,448	240	43,608	13,653	—	58,949
Debt issuance cost amortization	380	1,901	—	—	—	2,281
Deferred taxes	—	—	(121)	—	—	(121)
Loss from early debt extinguishment	—	3,005	—	—	—	3,005
Foreign currency loss	—	—	973	56	—	1,029
(Gain) loss on sale of equipment	—	—	(88)	38	—	(50)
Equity loss from investment in subsidiaries	26,735	—	2,088	—	(28,823)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(57,071)	16,848	(2,818)	(4,697)	47,738	—
Accounts receivable	13	11	(6,799)	16	—	(6,759)
Inventories	—	—	(2,413)	(405)	—	(2,818)
Prepaid expenses and other current assets	(575)	—	675	(870)	—	(770)
Other assets	304	—	(725)	6	—	(415)
Intercompany accounts payable	938	10,203	33,782	2,815	(47,738)	—
Accounts payable	(808)	1,204	5,114	3,200	—	8,710
Accrued expenses and other current liabilities	2,422	(2,064)	779	425	—	1,562
Other long-term liabilities	—	—	3,854	(56)	—	3,798

Net cash provided by (used in) operating activities	(55,069)	32,038	50,484	12,093	—	39,546

Cash flows from investing activities:
Purchase of short-term investments	(39,699)	—	—	—	—	(39,699)
Proceeds from sale of short-term investments	29,699	—	—	—	—	29,699
Acquisition of intangible assets	(527)	—	(2,768)	(67)	—	(3,362)
Acquisition of property, plant and equipment	(218)	(5,822)	(57,246)	(15,624)	—	(78,910)
Proceeds from sale of equipment	—	—	488	—	—	488
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(6,643)	—	—	(6,643)
Investment in subsidiaries	(100,000)	—	(6,960)	—	106,960	—

Net cash used in investing activities	(110,745)	(5,822)	(73,129)	(15,691)	106,960	(98,427)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	—	100,000	5,596	—	—	105,596
Repayment of revolving loans and other line of credit	—	(150,000)	(5,596)	—	—	(155,596)
Net proceeds from long-term debt	—	—	16,700	—	—	16,700
Repayment of long-term debt	—	(82,440)	—	—	—	(82,440)
Increase in debt issuance costs	—	(703)	—	—	—	(703)
Intercompany loan payments	—	100,000	(100,000)	—	—	—
Intercompany capital contributions	—	—	100,000	6,960	(106,960)	—
Repayment of notes from stockholders	505	—	—	—	—	505
Proceeds from common stock issuance	167,144	—	—	—	—	167,144
Repurchase of common stock	(24)	—	—	—	—	(24)

Net cash provided by financing activities	167,625	(33,143)	16,700	6,960	(106,960)	51,182

Net increase (decrease) in cash and cash equivalents	1,811	(6,927)	(5,945)	3,362	—	(7,699)
Cash and cash equivalents at beginning of year	1,842	17,093	20,939	1,998	—	41,872

Cash and cash equivalents at end of year	$3,653	$10,166	$14,994	$5,360	$—	$34,173

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Year ended December 31, 2001

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Revenue
Intercompany revenue	$27,168	$—	$—	$56,338	$(83,506)	$—
Customer revenue	—	—	328,693	8	—	328,701

Revenue	27,168	—	328,693	56,346	(83,506)	328,701
Cost of revenue	23	—	328,732	52,339	(83,506)	297,588

Gross profit	27,145	—	(39)	4,007	—	31,113
Operating expenses:
Selling, general and administrative	19,378	303	8,127	3,391	—	31,199
Research and development	4,364	—	9,859	—	—	14,223
Restructuring, write-down of impaired assets and other charges	1,760	—	36,855	2,305	—	40,920

Total operating expenses	25,502	303	54,841	5,696	—	86,342

Operating income (loss)	1,643	(303)	(54,880)	(1,689)	—	(55,229)
Non-operating (income) expenses
Interest expense	2,249	34,963	31,065	3,440	(34,503)	37,214
Interest income	(146)	(34,523)	(439)	(83)	34,503	(688)
Loss from investment in
Subsidiaries	89,413	—	4,983	—	(94,396)	—
Foreign currency gains	—	—	(156)	(31)	—	(187)
Other (income) expense, net	23	—	(401)	(32)	—	(410)

Total non-operating expenses	91,539	440	35,052	3,294	(94,396)	35,929

Loss before income taxes	(89,896)	(743)	(89,932)	(4,983)	94,396	(91,158)
Provision for (benefit from) income taxes	3,840	1,104	(2,366)	—	—	2,578

Net loss	$(93,736)	$(1,847)	$(87,566)	$(4,983)	$94,396	$(93,736)

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2001

(In thousands)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(93,736)	$(1,847)	$(87,566)	$(4,983)	$94,396	$(93,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,821	—	48,211	9,877	—	59,909
Debt issuance cost amortization	160	1,952	—	—	—	2,112
Deferred tax	1,636	—	—	—	—	1,636
Write-down of impaired assets	—	—	32,383	2,305	—	34,688
Foreign currency gains	—	—	(156)	(31)	—	(187)
(Gain) loss on sale of equipment	112	—	(116)	3	—	(1)
Equity income from investment in subsidiaries	89,413	—	4,983	—	(94,396)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(51,042)	(66,805)	5,039	(3,862)	116,670	—
Accounts receivable	15	(12)	13,879	(12)	—	13,870
Inventories	—	—	8,190	579	—	8,769
Prepaid expenses and other current assets	14	—	(212)	2,403	—	2,205
Other assets	465	—	2,973	(572)	—	2,866
Intercompany accounts payable	22	47,529	75,360	(6,241)	(116,670)	—
Accounts payable	1,172	749	(25,638)	99	—	(23,618)
Accrued expenses and other current liabilities	3,332	1,951	(17,649)	447	—	(11,919)
Other long-term liabilities	(240)	—	(162)	(108)	—	(510)

Net cash provided by (used in) operating activities	(46,856)	(16,483)	59,519	(96)	—	(3,916)

Cash flows from investing activities:
Acquisition of intangible assets	—	—	(6,156)	—	—	(6,156)
Acquisition of property, plant and equipment	(4,847)	—	(29,968)	(11,577)	—	(46,392)
Proceeds from sale of equipment	1,731	—	8,162	(8,928)	—	965
Malaysian acquisition, net of cash and cash equivalents acquired	—	—	(7,399)	—	—	(7,399)
Investment in subsidiaries	—	—	(18,540)	—	18,540	—

Net cash used in investing activities	(3,116)	—	(53,901)	(20,505)	18,540	(58,982)

Cash flows from financing activities:
Proceeds from revolving loans	—	84,633	—	—	—	84,633
Repayment of revolving loans	—	(49,234)	—	—	—	(49,234)
Net proceeds from long-term debt	51,340	27,745	—	—	—	79,085
Repayment of long-term debt	—	(28,857)	—	—	—	(28,857)
Increase in debt issuance costs	(4,520)	—	—	—	—	(4,520)
Intercompany loan payments	—	—	—	18,540	(18,540)	—
Repayment of notes from stockholders	520	—	—	—	—	520
Proceeds from common stock issuance	4,312	—	—	—	—	4,312
Repurchase of common stock	(19)	—	—	—	—	(19)

Net cash provided by financing activities	51,633	34,287	—	18,540	(18,540)	85,920

Net increase (decrease) in cash and cash equivalents	1,661	17,804	5,618	(2,061)	—	23,022
Cash and cash equivalents at beginning of year	181	(711)	15,321	4,059	—	18,850

Cash and cash equivalents at end of year	$1,842	$17,093	$20,939	$1,998	$—	$41,872

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as this term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

ChipPAC’s board of directors consists of eight directors, seven of whom are not employees of the company. All seven of our non-employee directors meet Nasdaq’s current independence requirements. The following table shows basic information about each current director:

Name	Age*	Principal Occupation During Last Five Years	Director Since
Dennis P. McKenna	54	Chairman of the Board of Directors since April 2001, and President and Chief Executive Officer since October 1997, when ChipPAC was initially incorporated. From October 1995 to October 1997, he served as Senior Vice President of the Components group for Hyundai Electronics America, and from January 1993 to October 1995 was Vice President and General Manager of Hyundai’s Semiconductor Group.	1997

*	Age at December 31, 2003, the last day of our fiscal year.

Name	Age*	Principal Occupation During Last Five Years	Director Since
Edward Conard	47	Managing Director of Bain Capital, Inc. since 1993. Mr. Conard is a director of Waters Corporation, Alliance Commercial Laundries, Inc., U.S. Synthetics, Inc., Broder Brothers, Inc. and Unisource Worldwide, Inc.	1999

Robert W. Conn	61	Managing Director of Enterprise Partners Venture Capital since July 2002. Dr. Conn served as Dean of the Jacobs School of Engineering, University of California, San Diego, from 1994 to 2002. From 1980 to 1994, Dr. Conn served as Professor of Engineering and Applied Science at the University of California, Los Angeles, where he was founding director of the Institute of Plasma and Fusion Research. Dr. Conn co-founded a semiconductor equipment company in 1986, Plasma & Materials Technologies, now Trikon Technologies, and was Chairman of the Board through 1993. Dr. Conn is a member of the National Academy of Engineering, and served in 1997 and 1998 as a member of the President’s Committee of Advisors on Science and Technology Panel on Energy R&D Policy for the 21st Century. Dr. Conn is a director of Intersil Corporation, and serves on Intersil’s compensation and nominating committees.	2002

Michael A. Delaney	49	Managing Director of Citigroup Venture Capital Equity Partners (and formerly with its affiliate Citicorp Venture Capital, Ltd.) since 1995 and a vice president for more than the past five years. Mr. Delaney is Vice President of Court Square. Mr. Delaney is a director of Delco Remy International, Inc., Palomar Technological Companies, MSX International, FastenTech, Inc., and ERICO International and Strategic Industries, and serves in an audit committee capacity in these companies.	1999

Marshall Haines	36	Principal of Texas Pacific Group since March 2004. Mr. Haines was a Principal of Bain Capital from 2000 to 2004. Mr. Haines joined Bain Capital in 1993 as an associate. Mr. Haines is a director of TravelCLICK, Inc.	1999

R. Douglas Norby	68	Senior Vice President and Chief Financial Officer of Tessera Technologies, Inc. since July 2003. Mr. Norby worked as a consultant for Tessera from May to July 2003, prior to which he was a private investor. Mr. Norby was Vice President and Chief Financial Officer of Zambeel, Inc. from March 2002 to February 2003. From 2000 to March 2002, Mr. Norby was Senior Vice President and Chief Financial Officer of Novalux, Inc., and from 1996 to 2000, he was Executive Vice President and Chief Financial Officer of LSI Logic Corporation. Mr. Norby is a director of LSI Logic Corporation and Alexion Pharmaceuticals, Inc., and serves as the Chairman of Alexion’s audit committee.	2002

Name	Age*	Principal Occupation During Last Five Years	Director Since
Chong Sup Park	56	Managing Director at H&Q Asia Pacific since November 2002. Dr. Park served as the Chairman and Chief Executive Officer of Hynix Semiconductor Inc. (formerly Hyundai Electronics Industries Co. Ltd.) from April 2000 to May 2002. He served as President and Chief Executive Officer of Hyundai Electronics America, Inc. from September 1996 to October 1999 and Chairman from November 1999 to May 2002. Dr. Park is Chairman of the Board and serves on the audit committee of Maxtor Corporation and is a director of Dot Hill Systems Corporation. Dr. Park holds a B.A. in Management from Yonsei University, an M.A. in Management from Seoul National University, an M.B.A. from the University of Chicago and a Doctorate in Management from Nova Southeastern University.	1997

Paul C. Schorr, IV	36	Managing Director of Citigroup Venture Capital Equity Partners since January 2000. Mr. Schorr joined Citicorp Venture Capital in 1996. From 1993 to 1996, he was an associate and then an engagement manager with McKinsey & Company, Inc. Mr. Schorr is a director of Worldspan, Fairchild Semiconductor International, Inc. and AMI Semiconductor.	1999

Audit Committee

Our audit committee was established in August 2000. Current members of the audit committee are Mr. Norby and Drs. Park and Conn, all of whom qualify as independent directors under the SEC’s and Nasdaq’s new independence standards. This committee reports to the board regarding our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls. The committee is responsible for the appointment, compensation and oversight of the company’s outside accounting firm, and for the pre-approval of audit services and permissible non-audit services. The independent auditors report directly to the audit committee. The committee approves all related party transactions, and has the authority to engage independent counsel and other outside advisors. The audit committee currently meets Nasdaq’s size, independence and experience requirements. Mr. Norby serves as Chairman of the audit committee and qualifies as a “financial expert” under the standards of the SEC.

Executive Officers

Name and Title	Age*	Position Held During Last Five Years
Dennis P. McKenna Chairman, Chief Executive Officer and President	54	Chairman of the Board of Directors since April 2001, and President and Chief Executive Officer since October 1997, when ChipPAC was initially incorporated. From October 1995 to October 1997, he served as Senior Vice President of the Components group for Hyundai America, and from January 1993 to October 1995 was Vice President and General Manager of Hyundai’s Semiconductor Group.

Name and Title	Age*	Position Held During Last Five Years
Robert Krakauer Executive Vice President, Corporate Operations, Chief Financial Officer	37	Executive Vice President of Corporate Operations and Chief Financial Officer since November 2003. Prior to this, he served as Senior Vice President and Chief Financial Officer from November 1999 to November 2003. Mr. Krakauer served as Vice President, Finance and Chief Financial Officer at AlliedSignal Electronic Materials from May 1998 to November 1999. From June 1996 to May 1998, he was Corporate Controller at Altera Corporation, and from June 1993 to June 1996, he was Vice President Finance and Chief Financial Officer at Alphatec Electronics, USA.

Patricia H. McCall Senior Vice President, General Counsel and Secretary	49	Senior Vice President, General Counsel and Secretary since January 2003, prior to which Ms. McCall served as Senior Vice President Administration, General Counsel and Secretary from November 2000. From November 1995 to November 2000, Ms. McCall was at National Semiconductor Corporation, most recently as Associate General Counsel. Prior to that, she was a partner at the law firm of Pillsbury, Madison & Sutro, and a Barrister in England.

Other Named Executives

Name and Title	Age*	Position Held During Last Five Years
Jeffrey Braden Vice President, Strategic Operations	51	Vice President, Strategic Operations since September 2003. From February 2001 to September 2003, Mr. Braden was Vice President, Product Line Management. From September 2000 to February 2001, Mr. Braden was Vice President Leadframe Products, and joined ChipPAC in June 1999 as Business Director of Leadframe Products. Mr. Braden served as Vice President and General Manager at Olin Interconnect Technologies from 1992 to 1998.

Bret Zahn Vice President, Design and Characterization	35	Vice President, Worldwide Design and Characterization since December 2000, prior to which Mr. Zahn served as Director, North American Design and Characterization from April 1998. From June 1992 to April 1998, Mr. Zahn was at Motorola Semiconductor Products Sector. Prior to that, he held positions at Lockheed Aeronautical Systems Group and Rockwell International Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons owning over 10% of our Class A common stock, to file reports of ownership and changes in ownership of our stock with the Securities and Exchange Commission. Copies of these reports must also be provided to the company. Based upon a review of the copies of those reports provided to us, and written representations that no other reports were required to be filed, we believe that all reporting requirements under Section 16(a) for our directors, executive officers and those owning over 10% of the common stock, for fiscal year ended December 31, 2003, were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, controller and persons performing similar functions as well as to all of our employees. A copy of this code of ethics will be available without charge to anyone who requests it by writing to Investor Relations, 47400 Kato Road, Fremont, California, 94538 or calling 510-979-8000.

ITEM 11.     EXECUTIVE COMPENSATION.

Executive Compensation

Executive officers of the company are elected by and serve at the discretion of the board. Currently, and at the end of 2003, we had three executive officers, our chief executive officer, executive vice president of corporate operations (acting chief financial officer) and general counsel. The following table shows information concerning the compensation paid or accrued for the fiscal years ended December 31, 2001, 2002 and 2003 for our chief executive officer, our two other executive officers and the two employees who were the next most highly compensated employee as of the end of 2003, to whom we refer collectively as the “named executives.”

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus(3)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Dennis P. McKenna	2003	$390,009		$269,120	300,000	$22,839	(4)
President and Chief	2002	400,015		420,480	—	1,272,255	(5)
Executive Officer	2001	390,015	(2)	—	450,000	22,255	(6)

Robert Krakauer	2003	268,135		168,014	120,000	6,484	(4)
Executive Vice President,	2002	231,394		154,395	—	254,496	(5)
Corporate Operations (acting Chief Financial Officer)	2001	229,134	(2)	—	216,000	5,542	(6)

Patricia H. McCall	2003	219,381		152,766	60,000	5,858	(4)
Senior Vice President,	2002	250,010		262,800	—	4,748	(5)
General Counsel and Secretary	2001	243,759	(2)	100,000	135,000	3,225	(6)

Jeffrey Braden (1)	2003	195,005		55,160	65,000	5,524	(4)
Vice President, Product	2002	200,008		83,840	—	5,108	(5)
Line Management	2001	175,507	(2)	19,450	105,000	4,528	(6)

Bret Zahn (1)	2003	202,805		51,389	30,000	6,382	(4)
Vice President, Worldwide	2002	200,008		64,620	—	5,837	(5)
Design and Characterization	2001	195,008		17,268	60,000	5,411	(6)

(1)	Messrs. Braden and Zahn are not serving as executive officers of the company, but are included on this table because they are the next most highly compensated employees after the executive officers.
(2)	For the third quarter of 2001, on account of the industry downturn, the salaries of vice presidents and above were reduced by 10%.
(3)	The bonuses reflect amounts paid under the company’s Short Term Incentive Plan. Bonuses recorded for 2003 reflect amounts paid in 2004 for the executive’s performance in 2003; bonuses recorded for 2002 reflect amounts paid in 2003 for the executive’s performance in 2002; bonuses recorded for 2001, reflect amounts paid in 2002 for performance in 2001. Ms. McCall received a guaranteed bonus for 2001 based on her employment agreement.
(4)	Includes amounts contributed in 2003 (a) under our 401(k) plan as follows: Mr. McKenna—$5,333; Mr. Krakauer—$6,000; Ms. McCall—$5,156; Mr. Braden—$4,588; and Mr. Zahn—$6,000 and (b) for premiums for a life insurance policy as follows: Mr. McKenna—$1,242; Mr. Krakauer—$481; Ms. McCall—$702; Mr. Braden—$936 and Mr. Zahn—$382.
(5)	Includes amounts contributed in 2002 (a) under our 401(k) plan as follows: Mr. McKenna—$4,750; Mr. Krakauer—$4,041; Ms. McCall—$3,938; Mr. Braden—$4,139; and Mr. Zahn—$5,500 (b) for premiums for a life insurance policy as follows: Mr. McKenna—$17,505; Mr. Krakauer—$455; Ms. McCall—$810; Mr. Braden—$969 and Mr. Zahn—$337. Also includes unsecured loans forgiven in February 2002 in the amount of $1,250,000 for Mr. McKenna and $250,000 for Mr. Krakauer, in consideration for their efforts in completing the financial restructuring in 2001.

(6)	Includes amounts contributed in 2001 (a) under our 401(k) plan as follows: Mr. McKenna—$4,750; Mr. Krakauer—$5,100; Ms. McCall—$2,437; Mr. Braden—$3,984; and Mr. Zahn—$5,083 and (b) for premiums for a life insurance policy as follows: Mr. McKenna—$17,505; Mr. Krakauer—$442; Ms. McCall—$788; Mr. Braden—$544 and Mr. Zahn—$327.

Option Grants In Last Fiscal Year

The following table shows information regarding stock options granted by the company to the named executives during our last fiscal year:

Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (2)
					5%($)	10%($)
Dennis P. McKenna	300,000	11.2%	$2.55	Mar. 17, 2013	$481,104	$1,219,213
Robert Krakauer	120,000	4.5%	2.55	Mar. 17, 2013	192,442	487,685
Patricia H. McCall	60,000	2.2%	2.55	Mar. 17, 2013	96,221	243,843
Jeff Braden	65,000	2.4%	2.55	Mar. 17, 2013	104,239	264,163
Bret Zahn	30,000	1.1%	2.55	Mar. 17, 2013	48,110	121,921

(1)	These options for Class A common stock were granted under the ChipPAC, Inc. 2000 Equity Incentive Plan. Twenty percent of the options vests at the end of the first year, an additional twenty percent vests at the end of the second year, an additional thirty percent vests at the end of the third year and the remaining thirty percent vests at the end of the fourth year.
(2)	Amounts reflect assumed rates of appreciation set forth in the executive compensation disclosures rules of the SEC. Actual gains, if any, on stock option exercises depend on future performance of our stock and overall market conditions.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table contains information regarding unexercised options held by the named executives as of December 31, 2003. The value of “in-the-money” options represents the difference between the exercise price of an option and the fair market value of our Class A common stock as of December 31, 2003. No options were exercised by the named executives during the year ended December 31, 2003.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)	Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Dennis P. McKenna	775,272 / 799,800	$3,157,806 / $2,563,656
Robert Krakauer	265,447 / 349,800	$1,061,852 / $1,027,104
Patricia H. McCall	169,000 / 186,000	$ 851,800 / $ 625,200
Jeffrey Braden	100,715 / 95,000	$ 445,333 / $ 420,650
Bret Zahn	52,810 / 150,714	$ 258,795 / $ 615,134

Employment Agreements

Mr. McKenna

Mr. McKenna is employed under an employment agreement with us that provides that Mr. McKenna will serve as our President and Chief Executive Officer. The initial term of the agreement terminated on December 31, 2001 and automatically renews for successive one-year periods unless either party notifies the other of his or our intention not to renew the agreement. Under the agreement, we pay Mr. McKenna a base salary of $400,000 per year, which may be increased if approved by the board of directors, plus a bonus of up to 80% of his base salary upon attainment by us of financial performance targets described in the agreement. The agreement also provides for customary fringe benefits.

We have agreed to pay Mr. McKenna a bonus equal to twice his base salary plus a portion of his annual bonus if we terminate Mr. McKenna for any reason other than cause, or if Mr. McKenna terminates his employment for good reason. If Mr. McKenna dies before the end of his employment period, we will pay his estate a pro rated portion of the bonus he would have earned in the year of his death.

The agreement also provides that, should Mr. McKenna continue to serve as President and Chief Executive Officer following a change of our control, the provisions of the employment agreement shall remain in force and effect following the change of control.

Separation agreement with Mr. McKenna.    In connection with our proposed merger with STATS, ChipPAC, STATS and Mr. McKenna entered into a separation agreement, which will not become effective unless and until the merger is consummated, pursuant to which Mr. McKenna has agreed to resign from his position as President and Chief Executive Officer of ChipPAC and to relinquish his position as a member of the ChipPAC board of directors. STATS has agreed to nominate Mr. McKenna to serve, effective as of the consummation of the merger, as Vice Chairman of the STATS board of directors for a term to continue through December 31, 2004. Mr. McKenna is required to resign as a member, and from his position as Vice Chairman, of the STATS board of directors on and effective as of December 31, 2004.

In consideration of covenants agreed to by Mr. McKenna under his separation agreement, including his resignation from his position as President and Chief Executive Officer of ChipPAC and his execution and delivery of a general release against ChipPAC, STATS and their affiliates, Mr. McKenna will be eligible to receive the following payments and benefits from ChipPAC, subject to the terms and conditions of the separation agreement:

•	a lump sum payment in an amount equal to three times his annual salary and target bonus;

•	full vesting and immediate exercisability of his outstanding options and exercisability of these vested option for one year following the effective date of the merger; and

•	funding in full of his current term life insurance policy and payment of the cost of his medical and dental insurance premiums for a maximum period of three years, with a maximum payment to him of these insurance policies and premiums of $150,000.

Under his separation agreement, Mr. McKenna has agreed not to compete with STATS or ChipPAC, not to solicit any employees of ChipPAC and not to interfere with any business relations of STATS or ChipPAC for a period of 24 months immediately following the completion of the merger.

Messrs. Krakauer, Braden, Zahn and Ms. McCall

Messrs. Krakauer, Braden, Zahn and Ms. McCall are employed under letter agreements with us which provide that they are employees-at-will and that either party has the right to terminate the employment relationship at any time with or without cause.

Mr. Krakauer’s letter agreement provides that he serves as Executive Vice President Corporate Operations and Chief Financial Officer. Mr. Krakauer’s current base salary is $275,000. In addition to his base salary, Mr. Krakauer is eligible to earn an annual bonus targeted at 80% of his base salary. Prior to this, he served as Senior Vice President and Chief Financial Officer, with the same salary and bonus target. Prior to 2003, Mr. Krakauer’s base salary was $235,000 with an annual bonus targeted at 50% of his base salary. For 2000 only, he was guaranteed a minimum bonus of 35% of target. In the event of termination by us for reasons other than cause, he is eligible to receive eight months of severance. This severance amount may be reduced by any other employment compensation he receives from another company during that eight-month period.

Ms. McCall’s letter agreement provides that she serves as Senior Vice President, General Counsel and Secretary. Ms. McCall’s current base salary is $225,000. Prior to 2003, Ms. McCall served as Senior Vice President Administration, General Counsel and Secretary, with a base salary of $250,000. In addition to her base salary, Ms. McCall is eligible to earn an annual bonus targeted at 80% of her base salary. For 2000 only, she received a $25,000 sign-on bonus and was guaranteed a minimum bonus of 100% of target prorated from her hire date, and for 2001 a minimum bonus of 50% of target. In the event of termination by us for reasons other than cause, she is eligible to receive eight months of severance. This severance amount may be reduced by any other employment compensation she receives from another company during that eight-month period. The agreement also provides that, should Ms. McCall continue to serve as Senior Vice President and General Counsel following a change of our control, the provisions of the employment agreement shall remain in force and effect following the change of control.

Mr. Braden’s letter agreement provides that he serves as Vice President, Product Line Management. Mr. Braden’s current base salary is $200,000. In addition to his base salary, Mr. Braden is eligible to earn an annual bonus targeted at 40% of his base salary. In 2001, Mr. Braden’s base salary was $180,000 with an annual bonus targeted at 40% of his base salary, and in 2000 his base salary increased from $132,500 to $180,000 due to promotions, with his annual bonus target increasing from 30% to 40% of his base salary during the course of the year.

Mr. Zahn’s letter agreement provides that he serves as Vice President of Worldwide Design and Characterization. His current base salary is $200,000. In addition to his base salary, Mr. Zahn is eligible to earn an annual bonus targeted at 30% of his base salary. Mr. Zahn received a retention bonus of $50,000 when he signed his employment letter agreement.

Messrs. Krakauer’s, Braden’s, Zahn’s and Ms. McCall’s letter agreements also provide for customary benefits.

Employee Retention and Severance Plan

In connection with our proposed merger with STATS, our board adopted an Employee Retention and Severance Plan which provides for certain payments and benefits for our employees if the merger is completed. The plan administrator, after consultation with our senior management, shall have the sole discretion to determine which employees will receive benefits in what amounts under the plan. All full-time employees who are working for us at the time of the merger are eligible to receive benefits in the administrator’s discretion. If an employee receives any payments under this plan, the employee will not be entitled to any further or additional retention or change of control payments or benefits from the company or its successor.

Participants will be required to continue to be employed by the company at the closing of the merger with STATS in order to receive benefits under the plan. In no event will any benefits be paid to any participant unless and until such closing occurs.

Participants eligible to receive severance benefits will receive a severance payment, and ChipPAC will pay such participants’ COBRA health care continuation coverage for a period of time. In addition, the ChipPAC stock options held by participants eligible for severance benefits under the plan, other than options granted on or after January 1, 2004, will become fully exercisable upon the consummation of the merger.

Participants eligible to receive retention benefits will receive a retention payment, payable either on the date of their termination soon after the merger, or, in the case of participants whose employment will continue long-term with the combined company, payable in three installments over a two-year period following consummation of the merger.

The maximum aggregate amount payable to all participants under the Employee Retention and Severance Plan will in no event exceed $5 million.

Director Compensation

We reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in this capacity. Otherwise, employees of our company serving on the board of directors are not entitled to receive any compensation for serving on the board. Directors who are not our employees and are not otherwise affiliated with us or with our principal stockholders may receive compensation that is commensurate with arrangements offered to directors of companies that are similar to our company. As a result, we compensate Drs. Conn and Park and Mr. Norby for their services as directors. The fees are currently as follows:

•	$20,000 initial fee upon appointment to the board and annual retainer fee;

•	$2,500 for in-person attendance at each board meeting;

•	$1,250 for telephonic participation at each board meeting;

•	$1,000 for attendance at each committee meeting.

We also grant options to Drs. Conn and Park and Mr. Norby to purchase shares of our Class A common stock. We currently provide for an initial option grant of 20,000 shares upon appointment to the board and annual option grants of 15,000 shares.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board was established in August 2000 in connection with our initial public offering. Current members of the compensation committee are Messrs. Haines and Schorr and Dr. Park. The members of the compensation committee during 2003 were Messrs. Haines and Schorr.

During 2003, no compensation committee member was an officer or employee of the company or its subsidiaries, or formerly an officer, nor had any relationship otherwise requiring disclosure under the rules of the Securities and Exchange Commission. No executive officer of the company served as a member of the compensation committee of, or as a director of, any company where an executive officer of that company is a member of our board of directors or compensation committee. The members of the compensation committee thus do not have any compensation committee interlocks or insider participation. Certain relationships and related transactions that may indirectly involve our board members are reported below.

The compensation arrangements for each of our executive officers were established under the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established in arms-length negotiations between us and each executive officer and approved by our board of directors, except that the agreement relating to Mr. McKenna was negotiated between representatives of our primary investors at the time and Mr. McKenna. Any changes in the compensation arrangements of our executive officers will be determined by the compensation committee of our board of directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of our Class A common stock as of February 10, 2004 by:

•	each person or group of affiliated persons who is known by us to beneficially own five percent or more of our Class A common stock;

•	each director, our chief executive officer and each of our four other highest paid executive officers (or others included as named executives in this annual report) at the end of 2003; and

•	all directors and executive officers as a group.

The table includes the number of shares and percentage ownership represented by the shares determined to be beneficially owned by a person under the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes: (a) shares of Class A common stock that are subject to options held by that person that are currently exercisable within 60 days of February 10, 2004 and (b) shares of Class A common stock that are subject to repurchase but vest within 60 days of February 10, 2004.

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

Principal Stockholders Table

	Shares Beneficially Owned
Name and Address	Number of Shares	Percentage of Shares Outstanding
Principal Stockholders:
Bain Capital Funds(1)	6,260,397	6.4%
c/o Bain Capital, Inc.
Two Copley Place
Boston, Massachusetts 02116

Citicorp Venture Capital, Ltd. (2)	15,794,168	16.2%
399 Park Avenue
New York, NY 10043

ST Assembly Test Services, Ltd (3)	18,167,837	18.7%
5 Yishun Street 23
Singapore 768442

Directors and Named Executives:
Dennis P. McKenna	1,268,026	1.3%
Robert Krakauer	581,247	*
Patricia H. McCall	226,164	*
Jeffrey Braden	143,865	*
Bret Zahn	77,335	*
Edward Conard (4)	6,260,397	6.4%
Robert W. Conn	35,000	*
Michael A. Delaney (5)	9,388,310	9.7%
Marshall Haines (6)	6,260,397	6.4%
R. Douglas Norby	35,000	*
Chong Sup Park	38,215	*
Paul C. Schorr, IV (7)	9,153,995	9.4%
All directors and named executives as a group (12 persons)	18,053,559	18.6%

*	Less than one percent.
(1)	The information concerning shares beneficially owned has been derived from an Amendment No. 5 to a Schedule 13G dated February 10, 2004 and includes: (a) 4,674,173 shares of Class A common stock owned by Bain Capital Fund VI, L.P., whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company; (b) 625,444 shares of Class A common stock owned by BCIP Associates II, whose managing general partner is Bain Capital Investors, LLC, a Delaware limited liability company; (c) 114,271 shares of Class A common stock owned by BCIP Associates II-B, whose managing general partner is Bain Capital Investors, LLC, a Delaware limited liability company; (d) 217,144 shares of Class A common stock owned by BCIP Trust Associates II, L.P., whose managing general partner is Bain Capital Investors, LLC, a Delaware limited liability company; (e) 56,156 shares of Class A common stock owned by BCIP Trust Associates II-B, whose managing general partner is Bain Capital Investors, LLC, a Delaware limited liability company; (f) 242,832 shares of Class A common stock owned by BCIP Associates II-C, whose managing general partner is Bain Capital Investors, LLC, a Delaware limited liability company; (g) 15,582 shares of Class A common stock owned by PEP Investments Pty, Ltd., a New South Wales, Australia Limited company; (h) 131,461 shares of Class A common stock owned by Sankaty High Yield Asset Partners, L.P., a Delaware limited partnership; and (i) 183,334 shares of Class A common stock owned by Bain Capital, L.L.C.
(2)

The information concerning shares beneficially owned has been derived from an Amendment No. 4 to a Schedule 13D dated February 10, 2004, filed jointly by Citicorp Mezzanine III, L.P., Citicorp Capital Investors, Limited, Citicorp Venture Capital, Ltd., Citibank, N.A., Citicorp, Citigroup Holdings Company

and Citigroup Inc., some of which have shared voting and dispositive powers as to the shares of Class A common stock owned by Citicorp Venture Capital, Ltd. Includes 9,153,995 shares of Class A common stock owned by Citicorp Venture Capital, Ltd., 1,615,411 shares of Class A common stock held by an affiliate of Citicorp Venture Capital, Ltd. for which Citicorp Venture Capital, Ltd. disclaims beneficial ownership, 5,020,081 shares of Class A common stock issuable upon the exercise of our 8% convertible subordinated debentures due 2011 and held by Citicorp Mezzanine III, L.P. for which Citicorp Venture Capital, Ltd. disclaims beneficial interest and 4,681 shares of Class A common stock held by a wholly-owned subsidiary of Citigroup Inc. for which Citicorp Venture Capital, Ltd. disclaims beneficial interest.

(3)	The information concerning shares beneficially owned has been derived from a Schedule 13D dated February 10, 2004, filed jointly by Temasek Holdings (Private) Limited, Singapore Technologies Pte Ltd., Singapore Technologies Semiconductors Pte Ltd. and STATS. Includes 18,167,837 shares of Class A common stock which the filers may be deemed to beneficially own as a result of a voting agreement pursuant to which STATS was given an irrevocable proxy with respect to these shares to vote them in favor of the proposed merger between ChipPAC and STATS.
(4)	Mr. Conard is a limited partner of Bain Capital Partners VI, L.P., which is the general partner of Bain Capital Fund VI, L.P. In addition, Mr. Conard is a general partner of BCIP Associates II and BCIP Trust Associates II, L.P. In such capacities, Mr. Conard has a pecuniary interest in certain of the shares held by the Bain Capital Funds. Mr. Conard’s address is c/o Bain Capital, Inc., 745 Fifth Avenue, Suite 3200, New York, New York 10151.
(5)	Includes 9,153,995 shares owned by Citicorp Venture Capital, Ltd. Mr. Delaney is a Managing Director of Citigroup Venture Capital Equity Partners, an affiliated equity fund of Citicorp Venture Capital, Ltd. Accordingly, Mr. Delaney may be deemed to beneficially own all shares held by Citicorp Venture Capital, Ltd. Mr. Delaney disclaims beneficial ownership of all shares held by Citicorp Venture Capital, Ltd. Mr. Delaney’s address is c/o Citicorp Venture Capital, Ltd., 399 Park Avenue, New York, New York 10043.
(6)	Until March 2, 2004, Mr. Haines was a general partner of BCIP Associates II-B and BCIP Trust Associates II-B and in such capacity had a pecuniary interest in certain shares held by these funds. Mr. Haines’ address is c/o Texas Pacific Group, 345 California Street, Suite 3300, San Francisco, California 94104.
(7)	Includes 9,153,995 shares owned by Citicorp Venture Capital, Ltd. Mr. Schorr is a Managing Director of Citigroup Venture Capital Equity Partners, an affiliated equity fund of Citicorp Venture Capital, Ltd. Accordingly, Mr. Schorr may be deemed to beneficially own all shares held by Citicorp Venture Capital, Ltd. Mr. Schorr disclaims beneficial ownership of all shares held by Citicorp Venture Capital, Ltd. Mr. Schorr’s address is c/o Citicorp Venture Capital, Ltd., 399 Park Avenue, New York, New York 10043.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As one of the lenders under our senior credit facilities, Sankaty High Yield Asset Partners, L.P., an affiliate of Bain Capital, Inc., received approximately $6.4 million total in principal and interest during 2003.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP, who have been our independent public accountants since 1995, have again been selected by the audit committee to be our independent public accountants for 2004. Members of PricewaterhouseCoopers are expected be present at our annual meeting of stockholders in 2004 to make a statement if they so desire and to answer any appropriate questions.

The following table sets forth the aggregate fees billed or to be billed by PricewaterhouseCoopers for the following services during fiscal year 2003, and fees billed for 2002. Under the SEC’s new rule on auditor independence, which was adopted as a result of implementing the Sarbanes-Oxley Act of 2002, fees would be categorized as follows:

Categories	2003	2002
Audit fees(1)	$462,000	$980,000
Audit related fees	$100,000	—
Fees for tax services(2)	476,000	526,000
All other fees	—	—

Total	$1,038,000	$1,506,000

(1)	Audit fees in 2003 include $385,000 for services performed to comply with generally accepted auditing standards. In addition, audit fees include fees of $77,000 for services in connection with, for example, filing of registration statements relating to public offerings of stock and audits of statutory accounts.

Audit fees in 2002 include $513,000 for services performed to comply with generally accepted auditing standards. In addition, audit fees include fees of $467,000 for services in connection with, for example, filing of registration statements relating to public offerings of stock and audits of statutory accounts.

(2)	Includes $360,000 for 2003 and $423,000 for 2002 relating to tax planning, tax advice and tax assistance with tax audits and appeals.

Audit Committee Pre-Approval Process

Our audit committee reviews and pre-approves the scope and cost of all audit and permissible non-audit services performed by the independent auditors, other than those for de minimus services which are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate its pre-approval authority to subcommittees consisting of one or more members when appropriate, provided that the decisions of any subcommittee to grant pre-approvals shall be presented to the full audit committee at the next scheduled audit committee meeting. All of the services provided by PricewaterhouseCoopers during the last two fiscal years have been approved by the audit committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report

(1)    Financial Statements. See the “Index to Financial Statements” in item 8.

(2)    Financial Statement Schedules. See the schedule captioned “Valuation and Qualifying Accounts”.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of ChipPAC, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 19, 2004 appearing in this Annual Report on Form 10-K of ChipPAC, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERs LLP

San Jose, California

February 19, 2004

CHIPPAC, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
2003
Allowance for Doubtful Receivables	$391	$260	$(77)	$574

2002
Allowance for Doubtful Receivables	449	36	(94)	391

2001
Allowance for Doubtful Receivables	972	—	(523)	449

(3)    Exhibits.

2.1

Agreement and Plan of Merger and Reorganization, dated as of February 10, 2004, among ST Assembly Test Services Ltd, Camelot Merger, Inc. and ChipPAC, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed February 20, 2004).

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

10.8

Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.8.1

Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A. (incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.9

Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc. the Hyundai Group (as defined therein), the Bain Group (as defined therein), the SXI Group (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.9.1

Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

10.9.2

Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

10.9.3

Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein).**

10.10

Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.11	Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11.1	Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11.2	Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.12

Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.13	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.*+

10.14	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.15

Employment letter agreement, dated as of January 10, 2003 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002).++

10.16

Employment letter agreement, dated as of January 13, 2003 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002).++

10.17	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*++

10.18	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*++

10.19	ChipPAC, Inc. 2000 Equity Incentive Plan.**++

10.20	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**++

10.21	Form of Key Employee Purchased Stock Agreement.*++

10.21.1	Form of Key Employee Purchased Stock Agreement (with Loan).*++

10.22	Form of Employee Restricted Stock Agreement.*++

10.23	Form of Directors Tranche I Stock Option Agreement.*++

10.24	Form of Employees Tranche I Stock Option Agreement.*++

10.25	Form of Tranche II Stock Option Agreement.*++

10.26	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.27	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.28	12.75% Senior Subordinated Notes Due 2009.*

10.29	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

10.30	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.31	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.32

Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).++

10.33	Separation Agreement, dated February 9, 2004, between ChipPAC, Inc., ST Assembly Test, Ltd and Dennis McKenna.++

10.34

Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).++

10.35

Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

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

10.41	ChipPAC, Inc. Employee Retention and Severance Plan.++

21.1

Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended on June 30, 2002).

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

99.1	Risk Factors

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).
**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).
+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.
++	Identifies each management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K.

On October 29, 2003 the Company filed a report on Form 8-K, on items 7 and 12, announcing the Company’s results for its quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 12, 2004.

CHIPPAC, INC. (Registrant)

/s/ ROBERT KRAKAUER
Robert Krakauer Executive Vice President and Chief Financial Officer

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

Signature	Title	Date
/s/ DENNIS P. MCKENNA Dennis P. McKenna	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ ROBERT J. KRAKAUER Robert J. Krakauer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ MICHAEL G. POTTER Michael G. Potter	Vice President and Controller (Principal Accounting Officer)	March 12, 2004

/s/ EDWARD CONARD Edward Conard	Director	March 12, 2004

/s/ ROBERT CONN Robert Conn	Director	March 12, 2004

Signature	Title	Date

/s/ MICHAEL A. DELANEY Michael A. Delaney	Director	March 12, 2004

/s/ MARSHALL HAINES Marshall Haines	Director	March 12, 2004

/s/ DOUGLAS NORBY Douglas Norby	Director	March 12, 2004

/s/ CHONG SUP PARK Chong Sup Park	Director	March 12, 2004

/s/ PAUL C. SCHORR, IV Paul C. Schorr, IV	Director	March 12, 2004