Form 10-Q
period 2004-03-31
CHIPPAC INC
filed 2004-05-10
CIK 1093779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2004
Class A common stock, $.01 par value	98,424,184
Class B common stock, $.01 par value	None

ChipPAC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,057	$24,722
Short-term investments	7,950	34,986
Accounts receivable, less allowances for doubtful accounts of $672 and $574	66,614	56,728
Inventories	24,719	26,060
Prepaid expenses and other current assets	7,734	7,411

Total current assets	130,074	149,907
Property, plant and equipment, net	413,203	397,267
Intangible assets, net	15,305	15,860
Other assets	16,147	16,297

Total assets	$574,729	$579,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,485	$69,251
Accrued expenses and other current liabilities	25,530	27,724

Total current liabilities	89,015	96,975
Long-term debt	165,000	165,000
Convertible subordinated notes	200,000	200,000
Other long-term liabilities	21,260	22,313

Total liabilities	475,275	484,288

Stockholders’ equity :
Preferred stock—par value $0.01 per share; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, Class A—par value $0.01 per share; 250,000,000 shares authorized, 98,365,000 and 97,237,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	984	972
Common stock, Class B—par value $0.01 per share; 250,000,000 shares authorized, no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Additional paid-in capital	289,471	284,849
Receivables from stockholders	(104)	(164)
Accumulated other comprehensive income	9,650	9,169
Accumulated deficit	(200,547)	(199,783)

Total stockholders’ equity	99,454	95,043

Total liabilities and stockholders’ equity	$574,729	$579,331

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenue	$126,948	$88,568
Cost of revenue	103,963	78,527

Gross profit	22,985	10,041

Operating expenses:
Selling, general and administrative	9,146	9,466
Research and development	2,984	2,854
Merger-related charges	3,330	—

Total operating expenses	15,460	12,320

Operating income (loss)	7,525	(2,279)
Non-operating (income) expenses:
Interest expense	7,646	7,268
Interest income	(115)	(119)
Foreign currency (gains) losses	445	(222)
Other income, net	(187)	(42)

Total non-operating expenses	7,789	6,885

Loss before income taxes	(264)	(9,164)
Provision for income taxes	500	500

Net loss	$(764)	$(9,664)

Net loss per share
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)
Weighted average shares used in per share calculation:
Basic	97,652	94,398
Diluted	97,652	94,398

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(764)	$(9,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,584	16,029
Debt issuance cost amortization	631	452
Foreign currency (gains) losses	445	(222)
Gain on sale of equipment	(197)	(39)
Changes in assets and liabilities:
Accounts receivable	(9,886)	(1,314)
Inventories	1,341	(89)
Prepaid expenses and other current assets	158	(820)
Other assets	(481)	(1,927)
Accounts payable	(5,766)	396
Accrued expenses and other current liabilities	(2,194)	(10,516)
Other long-term liabilities	(1,498)	369

Net cash provided by (used in) operating activities	1,373	(7,345)

Cash flows from investing activities:
Purchase of short-term investments	(15,549)	(7,998)
Proceeds from sale of short-term investments	42,585	7,998
Acquisition of intangible assets	(796)	(818)
Acquisition of property and equipment	(34,376)	(9,757)
Proceeds from sale of equipment	404	39
Malaysian acquisition, net of cash and cash equivalents acquired	—	(1,737)

Net cash used in investing activities	(7,732)	(12,273)

Cash flows from financing activities:
Proceeds from revolving loans	18,100	10,526
Repayment of revolving loans	(18,100)	(10,526)
Repayment of notes from stockholders	60	92
Proceeds from common stock issuance	4,634	2,032

Net cash provided by financing activities	4,694	2,124

Net decrease in cash	(1,665)	(17,494)
Cash and cash equivalents at beginning of period	24,722	34,173

Cash and cash equivalents at end of period	$23,057	$16,679

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2004

(Unaudited)

Note 1:	Interim Statements

In the opinion of management of ChipPAC, Inc. (“ChipPAC” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2003 included in ChipPAC’s 2003 Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements include the accounts of ChipPAC, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year that ends on December 31, 2004. The interim period ended on March 28, 2004, the Sunday nearest March 31st.

Pending Merger

On February 10, 2004, the Company signed a definitive agreement for the merger of a wholly-owned subsidiary of ST Assembly Test Ltd, or STATS, with ChipPAC in a stock-for-stock transaction. If the merger is consummated, the Company will become a wholly owned subsidiary of STATS. Under the terms of the agreement, ChipPAC stockholders will receive 0.87 STATS American Depositary Shares, or ADSs, for each share of ChipPAC Class A common stock. Following the consummation of the merger, STATS and ChipPAC stockholders will own approximately 54% and 46% of the combined company, respectively, on a fully-converted basis. The new company is proposed to be named STATS ChipPAC Ltd. and will be headquartered in Singapore.

Consummation of the merger is subject to certain conditions, including approval by ChipPAC and STATS stockholders, expiration of waiting periods under the Hart-Scott-Rodino Act, receipt of a private letter ruling from U.S. tax authorities relating to the tax treatment of the merger for ChipPAC stockholders and other customary conditions. On March 19, 2004, the Company received early termination of the waiting period under the Hart-Scott-Rodino Act. A vote of the majority of the Company’s outstanding Class A common stock will be required to approve the merger. The Company’s board of directors has voted to approve the transaction and recommend that our stockholders vote to approve the merger. The transaction is expected to close by the end of the second calendar quarter of 2004. There can be no assurance that the conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all. Additional information, including a discussion of the background and the Company’s reasons for the merger, will be provided in the proxy statement/prospectus to be mailed to its stockholders. The information in this report is qualified in its entirety by the impact of this proposed merger on the Company and its stockholders.

The Company expects the total estimated costs of the merger to be approximately $14.6 million. As of March 31, 2004, $3.3 million of costs related to the merger had been incurred and were expensed during the quarter. If our proposed merger with STATS is terminated under certain circumstances, we will be required to pay STATS a termination fee of $40 million.

Stock-Based Compensation

The Company’s employee stock option plan and employee stock purchase plan are accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. Accordingly, no compensation expense has been recognized for the Company’s stock option and purchase plan activity as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation expense had been determined based on the grant date fair value for awards, in accordance with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	(In thousands, except for per share amounts)
	2004	2003
Net loss as reported	$(764)	$(9,664)
Deduct: Total stock-based employee compensation expenses determined under fair value method for all awards, net of related tax effects	2,174	1,044

Pro forma net loss	$(2,938)	$(10,708)

Net loss per share as reported:
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)
Pro forma net loss per share:
Basic	$(0.03)	$(0.11)
Diluted	$(0.03)	$(0.11)
Weighted average shares used in per share calculation:
Basic	97,652	94,398
Diluted	97,652	94,398

The following assumptions were used to determine the pro forma impact of accounting for stock options issued during the three months ended March 31, 2004 and 2003: (1) risk-free interest rates of 2.7% and 2.5%, respectively, (2) dividend yield of 0.0%, (3) expected life of four years, and (4) volatility of 71.0% and 53.3%, respectively.

The following assumptions were used to determine the pro forma impact of accounting for the employee stock purchase plan during the three months ended March 31, 2004 and 2003: (1) risk-free interest rates of 1.0% and 1.7%, respectively, (2) dividend yield of 0.0%, (3) expected life of six months, and (4) volatility of 71.0% and 55.0%, respectively.

Other Comprehensive Income

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Instruments and Certain Hedging Activities” and as further amended by Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The Company records derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair values of derivative financial instruments are either recognized in earnings or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS No.133. Changes in fair value of derivatives qualifying for hedge accounting are recorded in stockholders’ equity as a component of other comprehensive income, and are reclassified to the income statement in the same period when hedged transactions are recognized in earnings. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

In February 2004, the Company entered into a series of foreign currency forward contracts with Korea Exchange Bank. The total forward contracts of $55.0 million have been structured such that two contracts of $5.0 million in total, will be settled each month from February to December, 2004. The purpose of the forward contracts is to hedge the first $5.0 million of monthly operating expenses denominated in South Korean Won in order to limit the exposure to fluctuations in the foreign currency exchange rate against the U.S. Dollar. All forward contracts qualify for hedge accounting as defined by SFAS No.133. During the three months ended March 31, 2004, the Company recorded a realized gain of $18 thousand in the income statement and an unrealized gain of $481 thousand in other comprehensive income.

The components of accumulated other comprehensive income on March 31, 2004 and December 31, 2003 were comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Cumulative translation adjustments prior to the change of functional currency to the US dollar	$9,169	$9,169
Unrealized gains on hedging instruments	481	—

Total accumulated other comprehensive income	$9,650	$9,169

Comprehensive income for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(764)	$(9,664)
Unrealized gains on hedging instruments	481	—

Comprehensive loss	$(283)	$(9,664)

Note 2:	Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$19,591	$20,029
Work in process	4,964	4,761
Finished goods	164	1,270

	$24,719	$26,060

Property, plant and equipment were comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Land use rights	$11,171	$11,171
Buildings and improvements	71,439	70,330
Equipment	622,562	621,327

	705,172	702,828
Less accumulated depreciation and amortization	(291,969)	(305,561)

	$413,203	$397,267

Other assets were comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Deposits	$919	$925
Long-term, non-executive, employee loans	1,043	1,020
Debt issuance costs, net of amortization of $5,964 and $5,332	11,503	12,134
Other	2,682	2,218

	$16,147	$16,297

Intangible assets balances are summarized as follows (in thousands):

	March 31, 2004			December 31, 2003
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$17,080	$7,904	$9,176	$16,884	$7,310	$9,574
Software and software development	17,913	11,935	5,978	17,313	11,194	6,119
Licenses	4,497	4,346	151	4,497	4,330	167

	$39,490	$24,185	$15,305	$38,694	$22,834	$15,860

Amortization expense for intangible assets is summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Intellectual property	$594	$562
Software and software development	741	616
Licenses	16	136

	$1,351	$1,314

Intangible assets are being amortized over estimated useful lives of three to seven years. Estimated future amortization expense is as follows (in thousands):

April 1, 2004 to December 31, 2004	$4,103
2005	4,768
2006	3,630
2007	1,522
2008	228
Thereafter	1,054

Total	$15,305

Accrued expenses and other liabilities were comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Payroll and related items	$13,154	$14,150
Interest payable	5,806	9,311
Other expenses	6,570	4,263

	$25,530	$27,724

Note 3:	Line of Credit and Other Bank Borrowings

Lines of Credit

The Company has a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of its senior credit facility. The revolving credit line under the senior credit facility matures on July 31, 2005. During the three month period ended March 31, 2004, the Company borrowed and repaid against the revolving line of credit $18.1 million at an interest rate of 5.75% per annum. As of March 31, 2004, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to the Company.

The Company has also established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $4.0 million and $8.0 million, respectively. During the three month period ended March 31, 2004, no borrowings were made against either of these lines of credit and there was no outstanding balance at March 31, 2004. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility. The Company also has a line of credit available with Southern Bank Bhd. for $0.5 million available for general corporate usage purposes at the interest rate of 6.9% per annum. During the three month period ended March 31, 2004, no borrowings were made against this line of credit and there was no outstanding balance on this facility.

Total Borrowings

As of March 31, 2004, the Company’s total debt outstanding consisted of $365.0 million of borrowings, which was comprised of $165.0 million of 12.75% senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes.

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

As of March 31, 2004, there were options outstanding to purchase 9.3 million shares of Class A common stock with a weighted average exercise price of $4.80, which could potentially dilute basic EPS in the future, but were not included in diluted EPS as their effect would have been antidilutive due to the net loss. The Company also has outstanding $50.0 million convertible subordinated notes which are convertible into approximately 5.0 million shares of Class A common stock at $9.96 per share and $150.0 million convertible subordinated notes which are convertible into approximately 18.6 million shares of Class A common stock at $8.062 per share. These were not included in diluted EPS as their effect would also have been antidilutive due to the net loss. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net loss per share	$(764)	97,652	$(0.01)	$(9,664)	94,398	$(0.10)

Diluted EPS:
Net loss per share	$(764)	97,652	$(0.01)	$(9,664)	94,398	$(0.10)

Note 5:	Contingent Liabilities

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion South Korean Won (approximately $14.0 million U.S. Dollars at March 31, 2004) was made by the South Korean National Tax Service, or NTS, relating to withholding tax on the interest income not collected on the loan between the Company’s subsidiaries in South Korea and Hungary for the period from 1999 to September 2001. The prevailing tax treaty does not require withholding on the transactions in question. The Company has appealed the assessment through the NTS’s Mutual Agreement Procedure (“MAP”) and believes that the assessment will be overturned. On July 18, 2002, the Icheon tax office of the NTS approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTS required a corporate guarantee amounting to the tax assessment in exchange for the suspension. The Company complied with the guarantee request on July 10, 2002. A further assessment of 2.7 billion South Korean Won (approximately $2.3 million U.S. Dollars at March 31, 2004) was made on January 9, 2004, for the interest from October 2001 to May 2002. The Company has applied for the MAP and obtained an approval for a suspension of the proposed assessment by providing a corporate guarantee amounting to the additional taxes. The Company does not believe that the outcome of the resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows. As of March 31, 2004, no accrual has been made.

Note 6:	Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

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

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS

March 31, 2004

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non-Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,016	$97	$19,308	$2,636	$—	$23,057
Short-term investments	3,000	—	4,950	—	—	7,950
Intercompany accounts receivable	222,073	20,305	18,809	14,786	(275,973)	—
Accounts receivable, net	—	—	66,538	76	—	66,614
Inventories	—	—	20,063	4,656	—	24,719
Prepaid expenses and other current assets	1,063	—	5,970	701	—	7,734

Total current assets	227,152	20,402	135,638	22,855	(275,973)	130,074
Property, plant and equipment, net	4,908	13,342	293,060	101,893	—	413,203
Intercompany loans receivable	—	197,008	—	—	(197,008)	—
Investment in subsidiaries	68,253	—	88,633	—	(156,886)	—
Intangible assets, net	1,396	—	13,435	474	—	15,305
Other assets	6,873	4,735	4,539	—	—	16,147

Total assets	$308,582	$235,487	$535,305	$125,222	$(629,867)	$574,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Intercompany accounts payable	$230	$2,901	$252,652	$20,190	$(275,973)	$—
Accounts payable	2,578	45	47,562	13,300	—	63,485
Accrued expenses and other current liabilities	6,801	3,608	10,269	4,852	—	25,530

Total current liabilities	9,609	6,554	310,483	38,342	(275,973)	89,015
Long-term debt	—	165,000	—	—	—	165,000
Convertible subordinated notes	200,000	—	—	—	—	200,000
Intercompany loans payable	—	—	197,008	—	(197,008)	—
Other long-term liabilities	—	—	21,260	—	—	21,260

Total liabilities	209,609	171,554	528,751	38,342	(472,981)	475,275

Stockholders’ equity:
Common stock	984	—	—	—	—	984
Additional paid in capital	289,471	81,689	174,692	149,093	(405,474)	289,471
Receivables from stockholders	(104)	—	—	—	—	(104)
Accumulated other comprehensive income	9,169	—	9,186	464	(9,169)	9,650
Accumulated deficit	(200,547)	(17,756)	(177,324)	(62,677)	257,757	(200,547)

Total stockholders’ equity	98,973	63,933	6,554	86,880	(156,886)	99,454

Total liabilities and stockholders’ equity	$308,582	$235,487	$535,305	$125,222	$(629,867)	$574,729

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$6,565	$815	$—	$21,756	$(29,136)	$—
Customer revenue	—	—	126,879	69	—	126,948

	6,565	815	126,879	21,825	(29,136)	126,948
Cost of revenue	142	513	112,316	20,128	(29,136)	103,963

Gross profit	6,423	302	14,563	1,697	—	22,985

Operating expenses:
Selling, general and administrative	5,076	111	3,219	740	—	9,146
Research and development	742	—	2,149	93	—	2,984
Merger-related charges	3,330	—	—	—	—	3,330

Total operating expenses	9,148	111	5,368	833	—	15,460

Operating income (loss)	(2,725)	191	9,195	864	—	7,525
Non-operating (income) expenses
Inter-company interest expense	—	—	3,752	—	(3,752)	—
Interest expense	2,211	5,435	—	—	—	7,646
Interest income	(48)	—	(65)	(2)	—	(115)
Inter-company interest income	—	(3,752)	—	—	3,752	—
(Income) loss from investment in subsidiaries	(4,158)	—	(956)	—	5,114	—
Foreign currency loss	(1)	—	450	(4)	—	445
Other (income) expenses, net	30	—	(131)	(86)	—	(187)

Total non-operating (income) expense	(1,966)	1,683	3,050	(92)	5,114	7,789

Income (loss) before income taxes	(759)	(1,492)	6,145	956	(5,114)	(264)
Provision for income taxes	5	73	422	—	—	500

Net income (loss)	$(764)	$(1,565)	$5,723	$956	$(5,114)	$(764)

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(764)	$(1,565)	$5,723	$956	$(5,114)	$(764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	289	513	14,743	4,039	—	19,584
Amortization of debt issuance cost	347	284	—	—	—	631
Foreign currency (gains) loss	(1)	—	450	(4)	—	445
Gain on sale of equipment	—	—	(124)	(73)	—	(197)
Equity income from investment in subsidiaries	(4,158)	—	(956)	—	5,114	—
Changes in assets and liabilities:
Intercompany accounts receivable	(30,740)	2,918	4,501	2,901	20,420	—
Accounts receivable	—	—	(9,879)	(7)	—	(9,886)
Inventories	—	—	1,361	(20)	—	1,341
Prepaid expenses and other current assets	127	38	(1,557)	1,550	—	158
Other assets	10	—	(628)	137	—	(481)
Intercompany accounts payable	59	(723)	25,424	(4,340)	(20,420)	—
Accounts payable	1,473	(10)	(7,886)	657	—	(5,766)
Accrued expenses and other current liabilities	1,976	(5,362)	1,314	(122)	—	(2,194)
Other long-term liabilities	1	—	(1,503)	4	—	(1,498)

Net cash provided by (used in) operating activities	(31,381)	(3,907)	30,983	5,678	—	1,373

Cash flows from investing activities:
Purchases of short-term investments	(15,549)	—	—	—	—	(15,549)
Proceeds from sale of short-term investments	42,585	—	—	—	—	42,585
Acquisition of property and equipment	(14)	—	(28,123)	(6,239)	—	(34,376)
Acquisition of intangible assets	(218)	—	(439)	(139)	—	(796)
Proceeds from sale of equipment	—	—	145	259	—	404

Net cash provided by (used in) investing activities	26,804	—	(28,417)	(6,119)	—	(7,732)

Cash flows from financing activities:
Proceeds from revolving loan and other lines of credit	—	18,100	—	—	—	18,100
Repayment of revolving loan and other lines of credit	—	(18,100)	—	—	—	(18,100)
Intercompany loan payments	—	3,872	(3,872)	—	—	—
Repayment of notes from stockholders	60	—	—	—	—	60
Proceeds from common stock issuance	4,634	—	—	—	—	4,634

Net cash provided by (used in) by financing activities	4,694	3,872	(3,872)	—	—	4,694

Net increase (decrease) in cash	117	(35)	(1,306)	(441)	—	(1,665)
Cash and cash equivalents at beginning of period	899	132	20,614	3,077	—	24,722

Cash and cash equivalents at end of period	$1,016	$97	$19,308	$2,636	$—	$23,057

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

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$6,992	$248	$—	$16,201	$(23,441)	$—
Customer revenue	—	—	88,547	21	—	88,568

	6,992	248	88,547	16,222	(23,441)	88,568
Cost of revenue	142	149	86,635	15,042	(23,441)	78,527

Gross profit	6,850	99	1,912	1,180	—	10,041
Operating expenses:
Selling, general and administrative	5,612	79	2,896	879	—	9,466
Research and development	827	—	1,969	58	—	2,854

Total operating expenses	6,439	79	4,865	937	—	12,320

Operating income (loss)	411	20	(2,953)	243	—	(2,279)
Non-operating (income) expenses
Inter-company interest expense	—	—	4,058	808	(4,866)	—
Interest expense	1,055	6,021	192	—	—	7,268
Interest income	(74)	—	(44)	(1)	—	(119)
Inter-company interest income	—	(4,866)	—	—	4,866	—
(Income) loss from investment in subsidiaries	9,061	—	565	—	(9,626)	—
Foreign currency (gains) loss	(1)	—	(224)	3	—	(222)
Other (income) expenses, net	—	—	(40)	(2)	—	(42)

Total non-operating (income) expense	10,041	1,155	4,507	808	(9,626)	6,885

Loss before income taxes	(9,630)	(1,135)	(7,460)	(565)	9,626	(9,164)
Provision for income taxes	34	124	342	—	—	500

Net loss	$(9,664)	$(1,259)	$(7,802)	$(565)	$9,626	$(9,664)

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(9,664)	$(1,259)	$(7,802)	$(565)	$9,626	$(9,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	265	149	11,852	3,763	—	16,029
Amortization of debt issuance cost	81	371	—	—	—	452
Foreign currency (gains) loss	(1)	—	(224)	3	—	(222)
Gain on sale of equipment	—	—	(39)	—	—	(39)
Equity loss from investment in subsidiaries	9,061	—	565	—	(9,626)	—
Changes in assets and liabilities:
Intercompany accounts receivable	18,393	9,246	3,921	1,274	(32,834)	—
Accounts receivable	—	—	(1,292)	(22)	—	(1,314)
Inventories	—	—	169	(258)	—	(89)
Prepaid expenses and other current assets	(254)	(38)	(1,116)	588	—	(820)
Other assets	(324)	—	(1,604)	1	—	(1,927)
Intercompany accounts payable	30	(24,794)	(4,054)	(4,016)	32,834	—
Accounts payable	316	(1,864)	3,094	(1,150)	—	396
Accrued expenses and other current liabilities	(1,702)	(5,449)	(2,443)	(922)	—	(10,516)
Other long-term liabilities	—	—	372	(3)	—	369

Net cash provided by (used in) operating activities	16,201	(23,638)	1,399	(1,307)	—	(7,345)

Cash flows from investing activities:
Purchase of short-term investments	(7,998)	—	—	—	—	(7,998)
Proceeds from sale of short-term investments	7,998	—	—	—	—	7,998
Acquisition of intangible assets	(150)	—	(668)	—	—	(818)
Acquisition of property and equipment	92	(419)	(6,817)	(2,613)	—	(9,757)
Proceeds from sale of equipment	—	—	39	—	—	39
Malaysian acquisition, net of cash and cash equivalent acquired	—	—	(1,737)	—	—	(1,737)
Investment in subsidiaries	(20,000)	—	—	—	20,000	—

Net cash used in investing activities	(20,058)	(419)	(9,183)	(2,613)	20,000	(12,273)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	—	10,000	526	—	—	10,526
Repayment of revolving loans and other line of credit	—	(10,000)	(526)	—	—	(10,526)
Intercompany loan payments	—	14,000	(14,000)	—	—	—
Intercompany capital contributions	—	—	20,000	—	(20,000)	—
Repayment of notes from stockholders	92	—	—	—	—	92
Proceeds from common stock issuance	2,032	—	—	—	—	2,032

Net cash provided by financing activities	2,124	14,000	6,000	—	(20,000)	2,124

Net decrease in cash	(1,733)	(10,057)	(1,784)	(3,920)	—	(17,494)
Cash and cash equivalents at beginning of period	3,653	10,166	14,994	5,360	—	34,173

Cash and cash equivalents at end of period	$1,920	$109	$13,210	$1,440	$—	$16,679

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to ChipPAC’s fiscal quarters ended March 31, 2004 and March 31, 2003, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2003 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include our proposed merger with ST Assembly Test Services Ltd, changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. Also, terrorist acts, war, political unrest or disease epidemics in the regions where we have operations could materially affect our financial condition and our results of operation. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

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

Consummation of the merger is subject to certain conditions, including approval by ChipPAC and STATS stockholders, expiration of waiting periods under the Hart-Scott-Rodino Act, receipt of a private letter ruling from the Internal Revenue Service or opinions of outside legal counsel relating to the tax treatment of the merger for ChipPAC stockholders and other customary conditions. We received early termination of the waiting period under the Hart-Scott-Rodino Act on March 19, 2004. A vote of the majority of our outstanding Class A common stock will be required to approve the merger. Our board of directors has voted to approve the transaction and recommend that our stockholders vote to approve the merger. The transaction is expected to close by the end of the second calendar quarter of 2004. There can be no assurance that the conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all. Additional information, including a discussion of the background and our reasons for the merger, will be provided in the proxy statement/prospectus to be mailed to our stockholders. The information in this report is qualified in its entirety by the impact of this proposed merger on us and our stockholders. If our proposed merger with STATS is terminated under certain circumstances, we will be required to pay STATS a termination fee of $40 million.

Results of Operations

Three month period ended March 31, 2004 compared to three month period ended March 31, 2003

Revenue. Revenue was $126.9 million for the three month period ended March 31, 2004, an increase of 43.2% compared to revenue of $88.6 million for the same period in 2003. During the three month period ended March 31, 2004, we successfully implemented new packaging and test programs in all of our factories. The increase in revenue is primarily due to growth in our advance substrate product lines and particularly due to growth in revenue in stacked packages. Unit volumes of our multi-die stacked packages continued to increase and were 55.3% higher than in the prior quarter. In addition, our strategy to improve the test attach rate to what we assemble continued to drive improved profit contribution from test services at all our factories. An improved discount plan with a customer also increased our revenue in the three month period ended March 31, 2004 results compared to the same period in 2003. Our capacity expansion plans and productivity improved our ability to meet continued customer demands during the quarter. Test revenue for the three month period ended March 31, 2004 increased 44.3% versus the same period in 2003. Our assembly revenue increased 43.2% compared to the same period in 2003. Overall assembly unit volumes in the three months ended March 31, 2004 increased 38.8% versus the same period in 2003. Average selling prices per pin for assembly for the three month period ended March 31, 2004 increased 3.27% compared to the same period in 2003.

Gross Profit. Gross profit during the three month period ended March 31, 2004 was $23.0 million as compared to gross profit of $10.0 million for the same period in 2003. Gross margin as a percent of revenue was 18.1% for the three month period ended March 31, 2004, as compared to 11.3% in the same period in 2003. The improvement in gross margin percentage is the result of cost reduction programs to reduce manufacturing overhead and labor costs by improving productivity and also increases in test unit volumes. We continued to see pressure to reduce average selling prices during the period ended March 31, 2004 and continuing higher costs in the form of higher gold prices, higher substrate prices, higher oil prices and the appreciation of the South Korean Won against the United States Dollar when compared to the same period ended 2003. Overall equipment utilization was approximately 67.7 % for the three month period ended March 31, 2004 as compared to 57.9 % in the same period in 2003.

Selling, General, and Administrative. Selling, general and administrative expenses were $9.1 million for the three month period ended March 31, 2004 as compared to $9.5 million for the same period in 2003. Selling, general and administrative expenses decreased 4.2% for the three month period ended March 31, 2004 as compared to the same period in 2003. As a percentage of revenue, selling, general and administrative expenses were 7.2% for the three month period ended March 31, 2004, compared to 10.7% for the same period in 2003. Continued cost control measures including a reduction in bonuses paid, were in place to ensure that expenses remained relatively flat in the three months ended March 31, 2004 as compared to the same period in 2003.

Research and Development. Research and development expenses for the three month period ended March 31, 2004 were $3.0 million, versus $2.9 million for the same period in 2003, an increase of 3.4% from the three month period ended March 31, 2003. Throughout 2004, we have continued to increase our research and development staffing and projects at all three of our plants.

Merger-Related Charges. Costs related to the proposed merger, including accounting, legal, and investment banking expenses of $3.3 million were incurred during the three month period ended March 31, 2004.

Interest Expense. Total outstanding interest-bearing debt was $365.0 million at March 31, 2004 versus $267.9 million at March 31, 2003. Related interest expense was $7.6 million for the three month period ended March 31, 2004, an increase of 4.1% as compared to $7.3 million for the same period in 2003. Despite the increase in total outstanding debt at March 31, 2004 as compared to March 31, 2003, interest expense remained relatively flat compared to the prior year period primarily as the result of lower interest rates on the new convertible debt that replaced other debt with significantly higher rates.

Foreign Currency Losses. Net foreign currency losses were $0.4 million for the three month period ended March 31, 2004, as compared to a net foreign currency gain of $0.2 million for the same three month period in 2003. These non-cash losses were primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term severance benefits payable to our South Korean employees in South Korean Won.

Income Taxes. We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In the event that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. We have a mix of tax rates across the various jurisdictions in which we do business, and this estimate does not take into account any future benefit from loss carryforwards, which we may realize once we again achieve profitability and begin generating taxable income. Consolidated income tax provisions were accrued at $0.5 million for the three month period ended March 31, 2004.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003. Critical accounting policies affecting us have not changed materially since December 31, 2003.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $34.4 million on capital expenditures during the three month period ended March 31, 2004, as compared to $9.8 million in capital expenditures during the same period in 2003. We expect our capital expenditures to increase over the year consistent with our expected growth in revenue.

Borrowings

As of March 31, 2004, our total debt consisted of $365.0 million of borrowings, which included $165.0 million of 12.75% senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes.

We have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. The revolving credit line under the senior credit facilities matures on July 31, 2005. During the three months ended March 31, 2004, we borrowed and repaid $18.1 million against the revolving line of credit for general corporate purposes. As of March 31, 2004, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to us. Our pending merger with STATS will require us to obtain the approval of our lenders if we wish to maintain this line of credit. We currently have no intention of maintaining this line of credit if the pending merger is completed.

We have also established two separate lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of $4.0 million and $8.0 million, respectively. During the three month period ended March 31, 2004, no borrowings were made against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility. We also have a line of credit with a limit of $0.5 million per borrowing available with Southern Bank Bhd. for general corporate purposes at the interest rate of 6.9% per annum. During the three months ended March 31, 2004, we did not use this line of credit and there was no outstanding balance on this loan.

Our senior credit facilities, as amended, contain covenants restricting our operations and requiring that we meet specified financial tests. The financial covenants consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12-months calculation. There were no violations of the covenants under the senior credit facilities, as amended, through March 31, 2004. The consummation of our proposed merger with STATS would constitute an event of default under our senior credit facilities if we do not terminate the senior credit facilities or obtain the consent of our lenders prior to the merger. We intend to terminate the senior credit facilities immediately prior to the consummation of the merger.

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

Off-Balance Sheet Arrangements

Other than the covenants on the debt as discussed above and the tax guarantee to the South Korean Tax Authorities as discussed below, we have no performance guarantees. We also have no investment in any unconsolidated entities. Our off-balance sheet commitments are limited to operating leases, royalty/license agreements, and contingent payments to Cirrus Logic, Inc. regarding the purchase of test assets. Our total off-balance sheet obligations are approximately $59.3 million as of March 31, 2004.

Our total commitments on our loans, operating leases, and other agreements as of March 31, 2004, were as follows (in thousands):

	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
On balance sheet commitments:
Senior subordinated notes	$165,000	$—	$—	$—	$165,000
Convertible subordinated notes	200,000	—	—	150,000	50,000

Total on balance sheet commitments	365,000	—	—	150,000	215,000

Off balance sheet commitments:
Operating leases	54,883	5,522	13,474	12,634	23,253
Royalty/licensing agreements	1,146	319	579	248	—
Contingent payments to Cirrus	3,250	750	2,000	500	—

Total off balance sheet commitments	59,279	6,591	16,053	13,382	23,253

Total commitments	$424,279	$6,591	$16,053	$163,382	$238,253

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion South Korean Won (approximately $14.0 million U.S. Dollars at March 31, 2004) was made by the South Korean National Tax Service, or NTS, relating to withholding tax on the interest income not collected on the loan between our subsidiaries in South Korea and Hungary for the period from 1999 to September 2001. The prevailing tax treaty does not require withholding on the transactions in question. We have appealed the assessment through the NTS’s Mutual Agreement Procedure, or MAP, and believe that the assessment will be overturned. On July 18, 2002, the Icheon tax office of the NTS approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTS required a corporate guarantee amounting to the tax assessment in exchange for the suspension. We have complied with the guarantee request on July 10, 2002. A further assessment of 2.7 billion South Korean Won (approximately $2.3 million U.S. Dollars at March 31, 2004) was made on January 9, 2004 for the interest income from October 2001 to May 2002. We have applied for the MAP and obtained an approval for a suspension of the proposed assessment by providing a corporate guarantee amounting to the additional taxes. We do not believe that the outcome of the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2004, no accrual has been made.

If our proposed merger with STATS is terminated under certain circumstances, we will be required to pay STATS a termination fee of $40 million.

For the three month period ended March 31, 2004, cash provided by operations was $1.4 million as compared to cash used in operating activities of $7.3 million for the same period in 2003. Cash provided and used by operations is calculated by adjusting our net loss by non-cash related items such as depreciation and amortization, debt issuance cost amortization, gains from sale of assets, foreign currency loss and by changes in assets and liabilities. During the three month period ended March 31, 2004, non-cash related items included $19.6 million related to depreciation and amortization, $0.6 million from debt issuance costs, $0.2 million from gain on sale of assets, and $0.4 million from foreign currency loss. For the same period ended in 2003, non-cash related items included $16.0 million related to depreciation and amortization, $0.5 million from debt issuance costs, $0.04 million from gain on sale of assets, and $0.2 million from foreign currency gain. Working capital uses of cash included increases in accounts receivable, prepaid assets, and a decrease in accounts payable and accrued liabilities, primarily due to interest payments made. Working capital sources of cash were primarily a result of a decrease in inventories.

For the three month period ended March 31, 2004, cash used in investing activities was $7.7 million versus $12.3 million for the same period in 2003.

For the three month period ended March 31, 2004, cash provided by financing activities was $4.7 million as compared to $2.1 million for the same period in 2003. As of March 31, 2004, there were no outstanding borrowing on the revolving loan and the line of credit under our senior credit facilities. During the three month period ended March 31, 2004, $4.6 million was provided by the issuance of new common stock through the employee stock purchase plan and employee stock option plans and $0.06 million was provided by the repayment of notes from stockholders.

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

For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003. Our exposure to market risks has not changed materially since December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2004, in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. On April 1, 2004, Michael G. Potter replaced Robert Krakauer as Acting Chief Financial Officer. Mr. Krakauer remains as Executive Vice President of Corporate Operations.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 31, 2002, Seagate Technology L.L.C. filed suit against Atmel Corporation and Atmel SARL in Santa Clara County Superior Court. Seagate alleges that Atmel supplied defective semiconductor chips, and that Atmel had its chips outsourced and packaged by us, and Amkor Technology, Inc. On November 19, 2003, Atmel filed a First Amended Cross-Complaint against us, Amkor and Sumitomo Bakelite, Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. ChipPAC entered an appearance in this matter in January 2004, and in April 2004 filed an amended cross-complaint against Sumitomo Bakelite, Ltd. We are currently being defended by insurance counsel, subject to the complete reservation of rights by the insurance company. We believe the claims against us for indemnification are without merit and will vigorously defend the litigation. However, the litigation process is inherently uncertain and there can be no assurance that the outcome of these claims will be favorable for us.

We are not involved in any other legal proceedings, the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations. From time to time, however, we are involved in claims that arise in the ordinary course of business, and we maintain insurance that we believe to be adequate to cover these claims.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 10, 2004, among ST Assembly Test Services Ltd, Camelot Merger, Inc. and ChipPAC, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed February 20, 2004).

3.1	Amended and Restated Certificate of Incorporation of ChipPAC, Inc.**

3.2	Amended and Restated By-Laws of ChipPAC, Inc.**

4.1	Specimen certificate for ChipPAC, Inc. Common Stock.**

10.1	Credit Agreement, dated as of August 5, 1999, as amended and restated as of June 30, 2000, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

10.2	Guaranty, dated as of August 5, 1999, by and among ChipPAC, Inc. and certain subsidiaries of ChipPAC, Inc., in favor of Credit Suisse First Boston (incorporated by reference to Exhibit 4.5 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.3	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 13, 2001, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002 (No. 000-31173)).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001 (No. 000-31173)).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (No. 000-31173)).

10.6	Amendment No. 4 to Amended and Restated Credit Agreement, as amended, dated as of May 17, 2002 by and among ChipPAC International Company Limited, ChipPAC, Inc, the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.7	Amendment No. 5 to Amended and Restated Credit Agreement, as amended, dated as of May 19,2003 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.8	Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.8.1	Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A.(incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.9	Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc. the Hyundai Group (as defined therein), the Bain Group (as defined therein), the SXI Group (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.9.1	Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

10.9.2	Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

10.9.3	Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein).**

10.10	Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.11	Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11.1	Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11.2	Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.12	Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.13	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

10.14	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.15	Employment letter agreement, dated as of January 10, 2003 between ChipPAC, Inc. and Robert Krakauer. (Incorporated by Reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002)

10.16	Employment letter agreement, dated as of January 13, 2003 between ChipPAC, Inc. and Patricia McCall. (Incorporated by Reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002)

10.17	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*

10.18	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.19	ChipPAC, Inc. 2000 Equity Incentive Plan.**

10.20	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**

10.21	Form of Key Employee Purchased Stock Agreement.*

10.21.1	Form of Key Employee Purchased Stock Agreement (with Loan).*

10.22	Form of Employee Restricted Stock Agreement.*

10.23	Form of Directors Tranche I Stock Option Agreement.*

10.24	Form of Employees Tranche I Stock Option Agreement.*

10.25	Form of Tranche II Stock Option Agreement.*

10.26	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.27	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.28	12.75% Senior Subordinated Notes Due 2009.*

10.29	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

10.30	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.31	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.32	Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).

10.33	Separation Agreement, dated February 9, 2004, between ChipPAC, Inc., ST Assembly Test, Ltd and Dennis McKenna (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003).

10.34	Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.35	Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.36	Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.37	Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.38	Patent and Technology License Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries, Co., Ltd. and ChipPAC Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.39	Registration Rights Agreement, dated March 28, 2003, by and between ChipPAC Inc. and Lehman Brothers Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.40	Indenture, dated as of May 28, 2003, by and between ChipPAC, Inc. and U.S. Bank National Association, as trustee. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.41	ChipPAC, Inc. Employee Retention and Severance Plan (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003).

10.42	Retention agreement dated March 22, 2004 between ChipPAC, Inc, ST Assembly Test, Ltd, and Robert Krakauer.

10.43	Promotion Letter Agreement to Acting Chief Financial Officer, dated March 30, 2004, by and between ChipPAC, Inc. and Michael G. Potter.

21.1	Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended on June 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003).

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).

**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).

+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b) Reports on Form 8-K.

On January 29, 2004, we furnished a Current Report on Form 8-K, item 12, to the SEC, reporting our earnings and including the Company’s press release announcing financial results for the year ended December 31, 2003.

On February 11, 2004, we filed a Current Report on Form 8-K, items 5 and 7, announcing the signing of a definitive agreement for the merger of a wholly-owned subsidiary of ST Assembly Test Services Ltd with an into ChipPAC in a stock-for-stock transaction. As a result of the merger, the Company will become a wholly owned subsidiary of STATS creating an independent semiconductor assembly and test solutions company.

On February 20, 2004, we filed a Current Report on Form 8-K, item 5, attaching a copy of the merger agreement.

On March 25, 2004, we filed a Current Report on Form 8-K, item 5, announcing the early termination of the Hart-Scott-Rodino waiting period related to the merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of May 10, 2004.

CHIPPAC, INC. (Registrant)

/s/ MICHAEL G. POTTER

MICHAEL G. POTTER Vice President and Acting Chief Financial Officer