Form 10-Q
period 2004-06-30
CHIPPAC INC
filed 2004-07-30
CIK 1093779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 21, 2004
Class A common stock, $.01 par value	98,570,401
Class B common stock, $.01 par value	None

ChipPAC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,151	$24,722
Short-term investments	275	34,986
Accounts receivable, less allowances for doubtful accounts of $725 and $574	71,907	56,728
Inventories	32,256	26,060
Prepaid expenses and other current assets	6,672	7,411

Total current assets	133,261	149,907
Property, plant and equipment, net	458,297	397,267
Intangible assets, net	15,407	15,860
Other assets	18,202	16,297

Total assets	$625,167	$579,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,709	$—
Accounts payable	85,170	69,251
Accrued expenses and other current liabilities	30,988	27,724
Current portion of capital lease obligations	2,437	—

Total current liabilities	127,304	96,975
Long-term debt	165,000	165,000
Convertible subordinated notes	200,000	200,000
Capital lease obligations, less current portion	4,983	—
Other long-term liabilities	22,700	22,313

Total liabilities	519,987	484,288

Stockholders’ equity :
Preferred stock —par value $0.01 per share; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, Class A—par value $0.01 per share; 250,000,000 shares authorized, 98,547,000 and 97,237,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	985	972
Common stock, Class B—par value $0.01 per share; 250,000,000 shares authorized, no shares issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	289,973	284,849
Receivables from stockholders	(104)	(164)
Accumulated other comprehensive income	9,905	9,169
Accumulated deficit	(195,579)	(199,783)

Total stockholders’ equity	105,180	95,043

Total liabilities and stockholders’ equity	$625,167	$579,331

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$142,533	$106,844	$269,481	$195,412
Cost of revenue	114,571	90,257	218,534	168,784

Gross profit	27,962	16,587	50,947	26,628

Operating expenses:
Selling, general and administrative	9,819	8,465	18,965	17,931
Research and development	3,007	3,106	5,991	5,960
Merger-related charges	1,405	—	4,735	—

Total operating expenses	14,231	11,571	29,691	23,891

Operating income	13,731	5,016	21,256	2,737
Non-operating (income) expenses:
Interest expense	7,920	7,622	15,566	14,890
Interest income	(145)	(190)	(260)	(309)
Foreign currency (gains) losses	(81)	438	364	216
Write-off of debt issuance costs and other related expenses	—	1,182	—	1,182
Other income, net	(173)	(74)	(360)	(116)

Total non-operating expenses	7,521	8,978	15,310	15,863

Income (loss) before income taxes	6,210	(3,962)	5,946	(13,126)
Provision for income taxes	1,242	500	1,742	1,000

Net income (loss)	$4,968	$(4,462)	$4,204	$(14,126)

Net income (loss) per share (Note 4)
Basic	$0.05	$(0.05)	$0.04	$(0.15)
Diluted	$0.05	$(0.05)	$0.04	$(0.15)
Weighted average shares used in per share calculation:
Basic	98,456	95,076	98,061	94,742
Diluted	101,597	95,076	101,707	94,742

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,204	$(14,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,022	33,149
Debt issuance cost amortization	1,263	960
Foreign currency losses	364	216
Write-off of debt issuance cost and other related expenses	—	1,182
Gain on sale of equipment	(385)	(127)
Changes in assets and liabilities:
Accounts receivable	(15,179)	(4,617)
Inventories	(6,196)	(5,299)
Prepaid expenses and other current assets	1,475	(2,100)
Other assets	(3,168)	(1,510)
Accounts payable	15,919	16,814
Accrued expenses and other current liabilities	3,264	(3,412)
Other long-term liabilities	23	1,638

Net cash provided by operating activities	42,606	22,768

Cash flows from investing activities:
Purchase of short-term investments	(15,549)	(55,978)
Proceeds from sale of short-term investments	50,260	7,998
Acquisition of intangible assets	(2,281)	(1,815)
Acquisition of property and equipment	(91,945)	(44,800)
Proceeds from sale of equipment	784	160
Acquisition of test asset	(125)	—
Malaysian acquisition, net of cash and cash equivalents acquired	—	(3,475)

Net cash used in investing activities	(58,856)	(97,910)

Cash flows from financing activities:
Proceeds from revolving loans and other lines of credit	37,809	27,354
Repayment of revolving loans and other lines of credit	(29,100)	(27,354)
Net proceeds from long-term debt	—	144,861
Repayment of long-term debt	—	(52,887)
Repayment of capital lease	(227)	—
Repayment of notes from stockholders	60	207
Proceeds from common stock issuance	5,137	2,511

Net cash provided by financing activities	13,679	94,692

Net (decrease) increase in cash	(2,571)	19,550
Cash and cash equivalents at beginning of period	24,722	34,173

Cash and cash equivalents at end of period	$22,151	$53,723

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment from capital lease	$(7,647)	$—

The accompanying notes are an integral part of these financial statements.

ChipPAC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2004

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

The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year that ends on December 31, 2004. The interim period ended on June 27, 2004, the Sunday nearest June 30th.

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

Consummation of the merger is subject to certain conditions, including approval by ChipPAC and STATS stockholders and other customary conditions. On March 19, 2004, the Company received early termination of the waiting period under the Hart-Scott-Rodino Act. On July 6, 2004, the Company received a favorable private letter ruling from the U.S. Internal Revenue Service notifying that the exchange of ChipPAC Class A common stock for STATS American Depositary Shares in the pending merger involving the two companies will not result in the recognition of a gain under Section 367 of the U.S. Internal Revenue Code, as amended. The early termination of the waiting period under the Hart-Scott-Rodino Act and the receipt of the private letter ruling satisfy some of the closing conditions of the merger. A vote of the majority of the Company’s outstanding Class A common stock will be required to approve the merger. A special stockholders meeting will be held on August 4, 2004. The Company’s board of directors has voted to approve the transaction and recommend that our stockholders vote to approve the merger. The transaction is expected to close August 4, 2004 (Pacific time)(which is August 5, 2004 (Singapore time)). There can be no assurance that the conditions of the merger will be satisfied or that the merger will close in the expected time frame or at all. Additional information, including a discussion of the background and the Company’s reasons for the merger, is included in the proxy statement/prospectus mailed to stockholders on or about July 7, 2004. The information in this report does not consider the impact of this proposed merger on the Company and its stockholders.

The Company expects it’s share of the total estimated costs of the merger to be approximately $25.4 million and all related expenses are expensed as incurred. As of June 30, 2004, $4.7 million of costs related to the merger had been incurred and $1.4 million were expensed during the quarter. The remaining balance of the estimated cost of merger is mainly related to advisory fees to be paid after consummation of the merger. If our proposed merger with STATS is terminated under certain circumstances, we may be required to pay STATS a termination fee of $40 million.

Additional Information About the Proposed Merger and Where to Find It

STATS and ChipPAC have filed with the SEC a proxy statement/prospectus and other relevant materials in connection with the proposed merger (the “Merger”) involving STATS and ChipPAC pursuant to the terms of an Agreement and Plan of Merger and Reorganization among STATS and ChipPAC Merger, Inc., a wholly owned subsidiary of STATS, and ChipPAC. A shareholders’ circular issued by STATS has been mailed to the shareholders of STATS and the proxy statement/prospectus has been mailed to the stockholders of ChipPAC. Investors and security holders of STATS and ChipPAC are urged to read the STATS shareholders’ circular and the ChipPAC proxy statement/prospectus and the other relevant materials because they contain important information about STATS, ChipPAC and the proposed Merger. The proxy statement/prospectus and other relevant materials, and any other documents filed by STATS or ChipPAC with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by STATS by contacting STATS Investor Relations in the United States at telephone (408) 586-0608 or email daviesd@statsus.com, or in Singapore at telephone (65) 6824-7705 or email angelaine@stats.st.com.sg. Investors and security holders may obtain free copies of the documents filed with the SEC by ChipPAC by contacting ChipPAC Investor Relations, ChipPAC Incorporated, 47400 Kato Road, Fremont, CA 94538, telephone (510) 979-8220 or email ir@chippac.com or David Pasquale at telephone (646)

536-7006 or email dpasquale@theruthgroup.com. Investors and security holders of STATS and ChipPAC are urged to read the STATS shareholders’ circular, the proxy statement/prospectus and the other relevant materials before making any voting or investment decision with respect to the proposed Merger.

STATS, ChipPAC and certain of each of their executive officers and directors may be deemed to be participants in the solicitation of proxies of ChipPAC’s stockholders in connection with the proposed Merger. Investors and security holders may obtain more detailed information regarding the names, affiliations and interests of such persons in the solicitation by reading the proxy statement/prospectus statement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
	2004	2003	2004	2003
Net income (loss) as reported	$4,968	$(4,462)	$4,204	$(14,126)
Deduct: Total stock-based employee compensation expenses determined under fair value method for all awards, net of related tax effects	1,201	537	1,912,	1,117

Pro forma net income (loss)	$3,767	$(4,999)	$2,292	$(15,243)

Net income (loss) per share as reported:
Basic	$0.05	$(0.05)	$0.04	$(0.15)
Diluted	$0.05	$(0.05)	$0.04	$(0.15)

Pro forma net income (loss) per share:
Basic	$0.04	$(0.05)	$0.02	$(0.16)
Diluted	$0.04	$(0.05)	$0.02	$(0.16)

Weighted average shares used in per share calculation:
Basic	98,456	95,076	98,061	94,742
Diluted	101,597	95,076	101,707	94,742

The following assumptions were used to determine the pro forma impact of accounting for stock options issued during the three months ended June 30, 2004 and 2003: (1) risk-free interest rates of 3.1% and 2.5%, respectively, (2) dividend yield of 0.0%, (3) expected life of four years, and (4) volatility of 71.0% and 58.4%, respectively.

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

In February 2004, the Company entered into a series of foreign currency forward contracts with Korea Exchange Bank. The total forward contracts of $55.0 million have been structured such that two contracts of $5.0 million in total will be settled each month from February to December 2004. The purpose of the forward contracts is to hedge the first $5.0 million of monthly operating expenses denominated in South Korean Won in order to limit the exposure to fluctuations in the foreign currency exchange rate against the U.S. Dollar. All forward contracts qualify for hedge accounting as defined by SFAS No.133. During the three months ended June 30, 2004, the Company recorded a realized gain of $0.2 million in the income statement. At June 30, 2004, the Company recorded unrealized gains of $0.55 million in other comprehensive income.

In June 2004, the Company entered into a series of foreign currency forward contracts with Southern Bank Bhd. The total forward contracts of $39.5 million have been structured such that two contracts of either $5.5 million or $6.0 million in total will be settled each month from June to December 2004. The purpose of the forward contracts is to hedge the first $5.5 million to $6.0 million of monthly operating expenses denominated in Malaysian Ringgit in order to limit the exposure to fluctuations in the foreign currency exchange rate against the U.S. Dollar. All forward contracts qualify for hedge accounting as defined by SFAS No.133. During the three months ended June 30, 2004, the Company recorded a realized gain of $0.01 million in the income statement. At June 30, 2004, the Company recorded unrealized gains of $0.19 million in other comprehensive income.

The components of accumulated other comprehensive income on June 30, 2004 and December 31, 2003 were comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Cumulative translation adjustments prior to the change of functional currency to the US dollar	$9,169	$9,169
Unrealized gains on hedging instruments	736	—

Total accumulated other comprehensive income	$9,905	$9,169

Comprehensive income for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$4,968	$(4,462)	$4,204	$(14,126)
Unrealized gains on hedging instruments	255	—	736	—

Comprehensive income (loss)	$5,223	$(4,462)	$4,940	$(14,126)

Note 2: Selected Balance Sheet Accounts

The components of inventories were as follows (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$25,837	$20,029
Work in process	5,870	4,761
Finished goods	549	1,270

	$32,256	$26,060

Property, plant and equipment were comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Land use rights	$11,171	$11,171
Buildings and improvements	73,990	70,330
Equipment	684,476	621,327

	769,637	702,828
Less accumulated depreciation and amortization	(311,340)	(305,561)

	$458,297	$397,267

Other assets were comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Deposits	$919	$925
Long-term, non-executive, employee loans	1,131	1,020
Debt issuance costs, net of amortization of $6,595 and $5,332	10,871	12,134
Other	5,281	2,218

	$18,202	$16,297

Intangible assets were comprised of the following (in thousands):

	June 30, 2004			December 31, 2003
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Intellectual property	$17,379	$8,499	$8,880	$16,884	$7,310	$9,574
Software and software development	19,100	12,708	6,392	17,313	11,194	6,119
Licenses	4,497	4,362	135	4,497	4,330	167

	$40,976	$25,569	$15,407	$38,694	$22,834	$15,860

Amortization expense for intangible assets is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Intellectual property	$595	$579	$1,189	$1,141
Software and software development	773	630	1,514	1,246
Licenses	16	160	32	296

	$1,384	$1,369	$2,735	$2,683

Intangible assets are being amortized over estimated useful lives of three to seventeen years. Estimated future amortization expense is summarized as follows (in thousands):

July 1, 2004 to December 31, 2004	$2,879
2005	5,110
2006	3,971
2007	1,737
2008	355
Thereafter	1,355

Total	$15,407

Accrued expenses and other liabilities were comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Payroll and related items	$15,001	$14,150
Interest payable	9,103	9,311
Other expenses	6,884	4,263

	$30,988	$27,724

Note 3: Line of Credit and Other Bank Borrowings

Lines of Credit

The Company has a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of its senior credit facility. The revolving credit line under the senior credit facility matures on July 31, 2005. During the three month period ended June 30, 2004, the Company borrowed and repaid against the revolving line of credit $11.0 million at an interest rate of 5.75% per annum. As of June 30, 2004, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to the Company.

During the three months ended June 30, 2004, the Company cancelled a line of credit with Korean Exchange Bank for $4.0 million and increased the existing line of credit with Cho Hung Bank from $8.0 million to $20.0 million. During the three months ended June 30, 2004, $8.7 million was borrowed against this credit facility and as of June 30, 2004, $8.7 million remains outstanding. Interest on this credit line is at Libor plus 0.3% annum. The Libor rates on the borrowings range from 1.8% to 2.6% and the interest rates for the borrowings range from 2.1% to 2.9%.

The Company has two separate overdraft lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of 1.0 billion South Korean Won (approximately $0.87 million U.S. Dollars at June 30, 2004) and 2.0 billion South Korean Won (approximately $1.74 million U.S. Dollars at June 30, 2004), respectively. During the three month period ended June 30, 2004, no borrowings were made against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility.

The Company also has a line of credit with Southern Bank Bhd in Malaysia. This credit line has a limit of $0.5 million per borrowing at the interest rate of 6.9% per annum . It is available for general corporate purposes. During the three months ended June 30, 2004, the Company did not use this line of credit and there was no outstanding balance on this loan.

During the three months ended June 30, 2004, the Company’s South Korean subsidiary entered into a capital lease agreement with a third party which allows the acquisition of lease equipment with a pre-approved credit line of approximately $20 million. Each scheduled equipment purchase under the master lease is for a period of 36 months. The first scheduled equipment purchased under the capital lease agreement had a capitalized cost of $7.6 million. The commencement date of this equipment schedule was June 4, 2004 and rent is due in advance in the amount of $0.2 million per month.

Total Borrowings

As of June 30, 2004, the Company’s total debt outstanding consisted of $373.7 million of borrowings, which was comprised of $165.0 million of 12.75% senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes, $150.0 million of 2.5% convertible subordinated notes and $8.7 million on the foreign line of credit with rates ranging from 2.1% to 2.9%.

Note 4: Earnings Per Share

Statement of Financial Accounting Standards No. 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share (“EPS”) are computed by dividing net income (loss) available to stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of shares of common stock and all potentially dilutive shares of common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes.

As of June 30, 2004, the calculation of diluted EPS includes weighted average dilutive options of 3.1 million shares. For the three & six months ended June 30, 2004 the Company’s $150.0 million convertible subordinated notes which are convertible into approximately 18.6 million shares of Class A common stock at $8.06 per share were not added to the denominator as it was anti-dilutive using the if-converted method and the Company’s $50.0 million convertible subordinated notes which are convertible into approximately 5.0 million shares of Class A common stock at $9.96 per share also were not added to the denominator as it was anti-dilutive using the if-converted method. For the same periods ended in 2003, both of these notes were not included in diluted EPS as their effect would also have been anti-dilutive due to the net loss. In addition, stock options to purchase 3.8 million shares were excluded from the diluted EPS because they were anti-dilutive.

The if-converted method is performed on each convertible subordinated note independently to determine the dilutive or anti dilutive effect of the convertible note. The if-converted method adds back to the net income or loss the associated debt issuance amortization, net of tax effect and interest expense, net of tax effect, and divides the resulting adjusted net income or loss by the weighted average number of shares of common stock including the potentially dilutive shares of common stock assumed by conversion of the convertible note.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss) per share	$4,968	$(4,462)	$4,204	$(14,126)
Adjusted net income (loss) per share	$4,968	$(4,462)	$4,204	$(14,126)

Weighted average number of common shares outstanding (basic)	98,456	95,076	98,061	94,742
Weighted average dilutive stock options	3,141	—	3,646	—
Weighted average number of common and common equivalent shares outstanding (diluted)	101,597	95,076	101,707	94,742

Note 5: Contingent Liabilities

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion South Korean Won (approximately $13.9 million U.S. Dollars at June 30, 2004) was made by the South Korean National Tax Service, or NTS, relating to withholding tax not collected on the interest income on the loan between the Company’s subsidiaries in South Korea and Hungary for the period from 1999 to September 2001. The prevailing tax treaty does not require withholding on the transactions in question. The Company has appealed the assessment through the NTS’s Mutual Agreement Procedure (“MAP”) and believes that the assessment will be overturned. On July 18, 2002, the Icheon tax office of the NTS approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTS required a corporate guarantee amounting to the tax assessment in exchange for the suspension. The Company complied with the guarantee request on July 10, 2002. A further assessment of 2.7 billion South Korean Won (approximately $2.3 million U.S. Dollars at June 30, 2004) was made on January 9, 2004, for the interest from October 2001 to May 2002. The Company has applied for the MAP and obtained an approval for a suspension of the proposed assessment by providing a corporate guarantee amounting to the additional taxes. The Company does not believe that the outcome of the resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows. As of June 30, 2004, no accrual has been made.

Note 6: Supplemental Financial Statements of Guarantor/Non-Guarantor Entities

In connection with the recapitalization in August 1999, ChipPAC International Company Limited (“CP Int’l”) issued senior subordinated debt securities which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by the parent company, ChipPAC, Inc. (“CPI”) and by ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Korea Company Limited (“CPK”), ChipPAC Malaysia Sdn. Bhd. (“CPM”), ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are wholly owned direct or indirect subsidiaries of CPI. ChipPAC Shanghai Limited (“CPS”) did not provide guarantees (the “Non-Guarantor Subsidiary”). The following is the consolidated financial information for CP Int’l, CPI, CPM, CPK, CPS, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Luxembourg S.a.R.L., and ChipPAC Liquidity Management Hungary Limited Liability Company, segregated between the Guarantor and Non-Guarantor Subsidiaries.

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS

June 30, 2004

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,801	$150	$14,675	$525	$—	$22,151
Short-term investments	—	—	275	—	—	275
Intercompany accounts receivable	215,645	23,871	22,365	19,171	(281,052)	—
Accounts receivable, net	—	—	71,671	236	—	71,907
Inventories	—	—	26,530	5,726	—	32,256
Prepaid expenses and other current assets	905	—	4,789	978	—	6,672

Total current assets	223,351	24,021	140,305	26,636	(281,052)	133,261
Property, plant and equipment, net	4,878	12,829	333,265	107,325	—	458,297
Intercompany loans receivable	—	197,008	—	—	(197,008)	—
Investment in subsidiaries	76,878	—	91,022	—	(167,900)	—
Intangible assets, net	1,840	—	12,619	948	—	15,407
Other assets	6,525	4,451	7,226	—	—	18,202

Total assets	$313,472	$238,309	$584,437	$134,909	$(645,960)	$625,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Intercompany accounts payable	$1,037	$2,090	$254,038	$23,887	$(281,052)	$—
Line of credit	—	—	8,709	—	—	8,709
Accounts payable	4,577	28	65,380	15,185	—	85,170
Accrued expenses and other current liabilities	3,414	8,842	12,164	6,568	—	30,988
Current portion of capital lease obligations	—	—	2,437	—	—	2,437

Total current liabilities	9,028	10,960	342,728	45,640	(281,052)	127,304
Long-term debt	—	165,000	—	—	—	165,000
Convertible subordinated notes	200,000	—	—	—	—	200,000
Intercompany loans payable	—	—	197,008	—	(197,008)	—
Capital lease obligations, less current portion	—	—	4,983	—	—	4,983
Other long-term liabilities	—	—	22,700	—	—	22,700

Total liabilities	209,028	175,960	567,419	45,640	(478,060)	519,987

Stockholders’ equity:
Common stock	985	—	—	—	—	985
Additional paid in capital	289,973	81,689	174,692	149,093	(405,474)	289,973
Receivables from stockholders	(104)	—	—	—	—	(104)
Accumulated other comprehensive income	9,169	—	9,441	464	(9,169)	9,905
Accumulated deficit	(195,579)	(19,340)	(167,115)	(60,288)	246,743	(195,579)

Total stockholders’ equity	104,444	62,349	17,018	89,269	(167,900)	105,180

Total liabilities and stockholders’ equity	$313,472	$238,309	$584,437	$134,909	$(645,960)	$625,167

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2004

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non- Guarantor China	Eliminations	Consolidated
Intercompany revenue	$12,927	$1,630	$—	$49,143	$(63,700)	$—
Customer revenue	—	—	269,220	261	—	269,481

	12,927	1,630	269,220	49,404	(63,700)	269,481
Cost of revenue	283	1,026	236,463	44,462	(63,700)	218,534

Gross profit	12,644	604	32,757	4,942	—	50,947

Operating expenses:
Selling, general and administrative	10,575	180	6,611	1,599	—	18,965
Research and development	1,399	—	4,440	152	—	5,991
Merger-related charges	4,735	—	—	—	—	4,735

Total operating expenses	16,709	180	11,051	1,751	—	29,691

Operating income (loss)	(4,065)	424	21,706	3,191	—	21,256
Non-operating (income) expenses
Inter-company interest expense	—	—	7,599	—	(7,599)	—
Interest expense	4,485	11,058	23	—	—	15,566
Interest income	(60)	—	(192)	(8)	—	(260)
Inter-company interest income	—	(7,599)	—	—	7,599	—
(Income) loss from investment in subsidiaries	(12,783)	—	(3,345)	—	16,128	—
Foreign currency loss	—	—	348	16	—	364
Other (income) expenses, net	79	—	(277)	(162)	—	(360)

Total non-operating (income) expense	(8,279)	3,459	4,156	(154)	16,128	15,310

Income (loss) before income taxes	4,214	(3,035)	17,550	3,345	(16,128)	5,946
Provision for income taxes	10	114	1,618	—	—	1,742

Net income (loss)	$4,204	$(3,149)	$15,932	$3,345	$(16,128)	$4,204

ChipPAC, Inc.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non - Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,204	$(3,149)	$15,932	$3,345	$(16,128)	$4,204
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	600	1,026	30,973	8,423	—	41,022
Debt issuance cost amortization	695	568	—	—	—	1,263
Foreign currency (gains) loss	—	—	349	15	—	364
Gain on sale of equipment	—	—	(258)	(127)	—	(385)
Equity income from investment in subsidiaries	(12,783)	—	(3,345)	—	16,128	—
Changes in assets and liabilities:
Intercompany accounts receivable	(24,312)	(648)	945	(1,484)	25,499	—
Accounts receivable	—	—	(15,012)	(167)	—	(15,179)
Inventories	—	—	(5,106)	(1,090)	—	(6,196)
Prepaid expenses and other current assets	285	38	(121)	1,273	—	1,475
Other assets	10	—	(3,315)	137	—	(3,168)
Intercompany accounts payable	866	(1,534)	26,810	(643)	(25,499)	—
Accounts payable	3,472	(27)	9,932	2,542	—	15,919
Accrued expenses and other current liabilities	(1,411)	(128)	3,209	1,594	—	3,264
Other long-term liabilities	—	—	38	(15)	—	23

Net cash provided by (used in) operating activities	(28,374)	(3,854)	61,031	13,803	—	42,606

Cash flows from investing activities:
Purchases of short-term investments	(15,549)	—	—	—	—	(15,549)
Proceeds from sale of short-term investments	45,585	—	4,675	—	—	50,260
Acquisition of intangible assets	(843)	—	(779)	(659)	—	(2,281)
Acquisition of property and equipment	(114)	—	(75,686)	(16,145)	—	(91,945)
Proceeds from sale of equipment	—	—	335	449	—	784
Acquisition of test assets	—	—	(125)	—	—	(125)

Net cash provided by (used in) investing activities	29,079	—	(71,580)	(16,355)	—	(58,856)

Cash flows from financing activities:
Proceeds from revolving loan and other lines of credit	—	29,100	8,709	—	—	37,809
Repayment of revolving loan and other lines of credit	—	(29,100)	—	—	—	(29,100)
Intercompany loan payments	—	3,872	(3,872)	—	—	—
Repayment of capital lease	—	—	(227)	—	—	(227)
Repayment of notes from stockholders	60	—	—	—	—	60
Proceeds from common stock issuance	5,137	—	—	—	—	5,137

Net cash provided by financing activities	5,197	3,872	4,610	—	—	13,679

Net increase (decrease) in cash	5,902	18	(5,939)	(2,552)	—	(2,571)
Cash and cash equivalents at beginning of period	899	132	20,614	3,077	—	24,722

Cash and cash equivalents at end of period	$6,801	$150	$14,675	$525	$—	$22,151

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment from capital lease	$—	$—	$(7,647)	$—	$—	$(7,647)

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

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non - Guarantor China	Eliminations	Consolidated
Intercompany revenue	$12,745	$750	$—	$36,152	$(49,647)	$—
Customer revenue	—	—	195,368	44	—	195,412

	12,745	750	195,368	36,196	(49,647)	195,412
Cost of revenue	283	449	184,903	32,796	(49,647)	168,784

Gross profit	12,462	301	10,465	3,400	—	26,628

Operating expenses:
Selling, general and administrative	10,117	153	6,005	1,656	—	17,931
Research and development	1,590	—	4,208	162	—	5,960

Total operating expenses	11,707	153	10,213	1,818	—	23,891

Operating income	755	148	252	1,582	—	2,737
Non-operating (income) expenses
Inter-company interest expense	—	—	8,127	1,515	(9,642)	—
Interest expense	2,547	12,039	304	—	—	14,890
Interest income	(213)	—	(94)	(2)	—	(309)
Inter-company interest income	—	(9,642)	—	—	9,642	—
(Income) loss from investment in subsidiaries	12,493	—	(157)	—	(12,336)	—
Foreign currency loss	—	—	201	15	—	216
Write-off of debt issuance costs and other related expenses	—	1,099	83	—	—	1,182
Other (income) expenses, net	50	—	(63)	(103)	—	(116)

Total non-operating (income) expense	14,877	3,496	8,401	1,425	(12,336)	15,863

Income (loss) before income taxes	(14,122)	(3,348)	(8,149)	157	12,336	(13,126)
Provision for income taxes	4	239	757	—	—	1,000

Net income (loss)	$(14,126)	$(3,587)	$(8,906)	$157	$12,336	$(14,126)

ChipPAC, Inc.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003

(In thousands)

(Unaudited)

	Parent Guarantor CPI	Issuer CP Int’l	Other Guarantors	Non - Guarantor China	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(14,126)	$(3,587)	$(8,906)	$157	$12,336	$(14,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	517	449	24,582	7,601	—	33,149
Debt issuance cost amortization	248	712	—	—	—	960
Foreign currency loss	—	—	201	15	—	216
Write-off of debt issuance cost and other related expenses	—	1,099	83	—	—	1,182
Gain on sale of equipment	(5)	—	(64)	(58)	—	(127)
Equity income (loss) from investment in subsidiaries	12,493	—	(157)	—	(12,336)	—
Changes in assets and liabilities:
Intercompany accounts receivable	(16,063)	41,552	1,336	(2,553)	(24,272)	—
Accounts receivable	17	—	(4,624)	(10)	—	(4,617)
Inventories	—	—	(4,323)	(976)	—	(5,299)
Prepaid expenses and other current assets	196	—	(2,886)	590	—	(2,100)
Other assets	(323)	1	(1,191)	3	—	(1,510)
Intercompany accounts payable	(909)	(55,740)	32,299	78	24,272	—
Accounts payable	(196)	(1,928)	18,815	123	—	16,814
Accrued expenses and other current liabilities	(2,005)	(264)	(40)	(1,103)	—	(3,412)
Other long-term liabilities	—	—	1,653	(15)	—	1,638

Net cash provided by (used in) operating activities	(20,156)	(17,706)	56,778	3,852	—	22,768

Cash flows from investing activities:
Purchase of short-term investments	(55,978)	—	—	—	—	(55,978)
Proceeds from sale of short-term investments	7,998	—	—	—	—	7,998
Acquisition of intangible assets	(300)	—	(1,515)	—	—	(1,815)
Acquisition of property and equipment	85	(5,278)	(32,546)	(7,061)	—	(44,800)
Proceeds from sale of equipment	5	—	79	76	—	160
Malaysian acquisition, net of cash and cash equivalent acquired	—	—	(3,475)	—	—	(3,475)
Investment in subsidiaries	(54,000)	—	(34,000)	—	88,000	—

Net cash used in investing activities	(102,190)	(5,278)	(71,457)	(6,985)	88,000	(97,910)

Cash flows from financing activities:
Proceeds from revolving loans and other line of credit	—	26,500	854	—	—	27,354
Repayment of revolving loans and other line of credit	—	(26,500)	(854)	—	—	(27,354)
Net proceeds from long-term debt	144,861	—	—	—	—	144,861
Repayment of long-term debts	—	(36,187)	(16,700)	—	—	(52,887)
Intercompany loan payments	—	49,120	(15,120)	(34,000)	—	—
Intercompany capital contributions	—	—	54,000	34,000	(88,000)	—
Repayment of notes from stockholders	207	—	—	—	—	207
Proceeds from common stock issuance	2,511	—	—	—	—	2,511

Net cash provided by financing activities	147,579	12,933	22,180	—	(88,000)	94,692

Net increase in cash	25,233	(10,051)	7,501	(3,133)	—	19,550
Cash and cash equivalents at beginning of period	3,653	10,166	14,994	5,360	—	34,173

Cash and cash equivalents at end of period	$28,886	$115	$22,495	$2,227	$—	$53,723

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to ChipPAC’s fiscal quarters ended June 30, 2004 and June 30, 2003, unless otherwise indicated. This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those identified under Exhibit 99.1 filed with our annual report on Form 10-K for the year ended December 31, 2003 and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating these forward-looking statements include our proposed merger with ST Assembly Test Services Ltd, changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. Also, terrorist acts, war, political unrest or disease epidemics in the regions where we have operations could materially affect our financial condition and our results of operation. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

Pending Merger

On February 10, 2004, we signed a definitive agreement for the merger of a wholly-owned subsidiary of STATS with ChipPAC in a stock-for-stock transaction. If the merger is consummated, we will become a wholly owned subsidiary of STATS. Under the terms of the agreement, ChipPAC stockholders will receive 0.87 STATS ADSs, for each share of ChipPAC Class A common stock. Following consummation of the merger, STATS and ChipPAC stockholders will own approximately 54% and 46% of the combined company, respectively, on a fully-converted basis.

Consummation of the merger is subject to certain conditions, including approval by ChipPAC and STATS stockholders and other customary conditions. We received early termination of the waiting period under the Hart-Scott-Rodino Act on March 19, 2004. On July 6, 2004, we received a favorable private letter ruling from the U.S. Internal Revenue Service notifying that the exchange of ChipPAC Class A common stock for STATS American Depositary Shares in the pending merger involving the two companies will not result in the recognition of a gain under Section 367 of the U.S. Internal Revenue Code, as amended. The early termination of the waiting period under the Hart-Scott-Rodino Act and the receipt of the private letter ruling satisfy some of the closing conditions of the merger. A vote of the majority of the Company’s outstanding Class A common stock will be required to approve the merger. A special stockholders meeting will be held on August 4, 2004. Our board of directors has voted to approve the transaction and recommend that our stockholders vote to approve the merger. The transaction is expected to close August 4, 2004 (Pacific time)(which is August 5, 2004 (Singapore time)). There can be no assurance that the conditions of the merger will be satisfied or that the merger will close in the expected time frame or at all. Additional information, including a discussion of the background and our reasons for the merger, was provided in the proxy statement/prospectus mailed to our stockholders. The information in this report does not consider the impact of this proposed merger on us and our stockholders. If our proposed merger with STATS is terminated under certain circumstances, we may be required to pay STATS a termination fee of $40 million.

Results of Operations

Three and six month periods ended June 30, 2004 compared to three and six month periods ended June 30, 2003

Revenue. Revenue was $142.5 million and $269.5 million for the three and six month periods ended June 30, 2004, respectively, an increase of 33.4% and 37.9% compared to $106.8 million and $195.4 for the same periods in 2003, respectively. The increase in revenue is primarily due to growth in our advance substrate product lines and particularly due to growth in stacked packages. Unit volumes of our multi-die stacked packages continued to increase and were 25.1% higher than in the prior quarter. In addition, our strategy to improve the test attach rate to what we assemble continued to drive improved profit contribution from test services at all our factories. Test revenue for the three and six month periods ended June 30, 2004 increased 45.0% and 44.7% versus the same periods in 2003. Our assembly revenue increased 31.5% and 36.8%compared to the same periods in 2003. Overall assembly unit volumes in the three and six months ended June 30, 2004 increased 28.9% and 33.4% versus the same periods in 2003. Average selling prices per pin for assembly for the three and six month periods ended June 30, 2004 decreased 1.7% and increased 0.55% compared to the same periods in 2003. Our capacity expansion plans and productivity improved our ability to meet continued customer demands during the quarter.

Gross Profit. Gross profit during the three and six month periods ended June 30, 2004 was $28.0 million and $50.9 million, respectively, as compared to $16.6 million and $26.6 million, respectively, for the same periods in 2003. Gross margin as a percent of revenue was 19.6% and 18.9% for the three and six month periods ended June 30, 2004, respectively, as compared to 15.5% and 13.6%, respectively, for the same periods in 2003. The improvement in gross margin percentage is the result of continued cost reduction programs to reduce manufacturing overhead, improving productivity to reduce labor cost, favorable reductions in substrate pricing and increases in test unit volumes. We continued to see pressure to reduce average selling prices during the period ended June 30, 2004. We also experienced continued higher costs from external global economics due to higher gold prices, higher oil prices and the appreciation of the South Korean Won against the United States Dollar when compared to the same period ended 2003. Overall equipment utilization was approximately 74.1% for the three month period ended June 30, 2004 as compared to 68.4% in the same period in 2003.

Selling, General, and Administrative. Selling, general and administrative expenses were $9.8 million and $19.0 million for the three and six month periods ended June 30, 2004, respectively, as compared to $8.5 million and $17.9 million, respectively, for the same period in 2003, an increase of 15.3% from the three month period ended June 30, 2003 and 6.1% from the six month period ended June 30, 2003. As a percentage of revenue, selling, general and administrative expenses were 6.9% and 7.1%for the three and six month period ended June 30, 2004, respectively, compared to 8.0% and 9.2%, respectively, for the same periods in 2003. Continued cost control measures, including a reduction in bonuses paid, were in place to ensure that expenses remained relatively flat relative to revenue in the six months ended June 30, 2004 as compared to the same period in 2003.

Research and Development. Research and development expenses for the three and six month periods ended June 30, 2004 were $3.0 million and $6.0 million, respectively, versus $3.1 million and $6.0 million for the same periods in 2003. We expect to maintain our level of research and development staffing and projects at all three of our plants for the remainder of 2004.

Merger-Related Charges. Costs related to the proposed merger include accounting, legal, and investment banking expenses. We estimate that the total cost related to the merger will be approximately $25.4 million and all related expenses are expensed as incurred. As of June 30, 2004, $4.7 million of costs related to the merger had been incurred and $1.4 million were expensed during the three months ended June 30, 2004. The remaining balance of the estimated merger cost is mainly related to advisory fees to be paid after consummation of the merger.

Interest Expense. Total outstanding interest-bearing debt was $373.7 million and $267.9 million at June 30, 2004 and 2003, respectively. Related interest expense was $7.9 million and $15.6 million for the three and six month periods ended June 30, 2004, respectively, an increase of 3.9% as compared to $7.6 million for the three month period ended June 30, 2003 and an increase of 4.7% as compared to $14.9 million for the six month period in 2003. The increase in interest expense was primarily due to the increase in weighted average outstanding interest bearing debt for the three & six month periods ended June 30, 2004 versus the same periods in 2003, respectively.

Foreign Currency Gains (Losses). Net foreign currency gains were $0.08 million and a net foreign currency loss of $0.4 million for the three and six month periods ended June 30, 2004, respectively, as compared to a net foreign currency loss of $0.4 million and $0.2 million for the same periods, respectively, in 2003. These non-cash gains and losses were primarily due to the fluctuations between the exchange rate of the United States Dollar and the South Korean Won related to long-term severance benefits payable to our South Korean employees in South Korean Won.

Income Taxes. We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In the event that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. We have a mix of tax rates across the various jurisdictions in which we do business. Our consolidated income tax provisions were accrued at $1.2 million and $1.7 million for the three and six month periods ended June 30, 2004, respectively.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003. Critical accounting policies affecting us have not changed materially since December 31, 2003.

Liquidity and Capital Resources

Our ongoing primary cash needs are for operations and equipment purchases. We spent $57.5 million on capital expenditures during the three month period ended June 30, 2004, as compared to $35.0 million in capital expenditures during the same period in 2003. We expect our capital expenditures to increase over the year consistent with our expected growth in revenue.

Borrowings

As of June 30, 2004, our total long-term debt consisted of $365.0 million of borrowings, which included $165.0 million of 12.75% senior subordinated notes, $50.0 million of 8.0% convertible subordinated notes and $150.0 million of 2.5% convertible subordinated notes.

We have a borrowing capacity of $50.0 million for working capital and general corporate purposes under the revolving credit line portion of our senior credit facilities. The revolving credit line under the senior credit facilities matures on July 31, 2005. During the three months ended June 30, 2004, we borrowed and repaid $11.0 million against the revolving line of credit for general corporate purposes. As of June 30, 2004, there was no outstanding balance on the revolving line of credit and the entire $50.0 million was available to us. Our pending merger with STATS will require us to obtain the approval of our lenders if we wish to maintain this line of credit.

We have two separate overdraft lines of credit with Korean Exchange Bank and Cho Hung Bank, with credit limits of 1.0 billion South Korean Won and 2.0 billion South Korean Won, respectively. During the three month period ended June 30, 2004, no borrowings were made against either of these lines of credit. Both agreements are subject to an annual review by Korean Exchange Bank and Cho Hung Bank for the continued use of the credit line facility.

During the three months ended June 30, 2004, we cancelled a line of credit with Korean Exchange Bank for $4.0 million and increased the existing line of credit from Cho Hung Bank of $8.0 million to $20.0 million. During the three months ended June 30, 2004, $8.7 million was borrowed against this credit facility and as of June 30, 2004, $8.7 million remains outstanding. Interest on this credit line is at Libor plus 0.3% annum. The Libor rates on the borrowings range from 1.8% to 2.6% and the interest rates for the borrowings range from 2.1% to 2.9%.

We also have a line of credit with a limit of $0.5 million per borrowing available with Southern Bank Bhd. for general corporate purposes at the interest rate of 6.9% per annum. During the three months ended June 30, 2004, we did not use this line of credit and there was no outstanding balance on this loan.

During the three months ended June 30, 2004, our South Korean subsidiary entered into a capital lease agreement with a third party which allows the acquisition of lease equipment with a pre-approved credit line of approximately $20 million. Each scheduled equipment purchase under the master lease is for a period of 36 months. The first scheduled equipment purchased under the capital lease agreement had a capitalized cost of $7.6 million. The commencement date of this equipment schedule was June 4, 2004 and rent is due in advance in the amount of $0.2 million per month.

Our senior credit facilities, as amended, contain covenants restricting our operations and requiring that we meet specified financial tests. The financial covenants consist solely of a minimum interest coverage ratio and a maximum senior leverage ratio based on a rolling 12-months calculation. There were no violations of the covenants under the senior credit facilities, as amended, through June 30, 2004. The consummation of our proposed merger with STATS would constitute an event of default under our senior credit facilities if we do not terminate the senior credit facilities or obtain the consent of our lenders prior to the merger. We intend to terminate the senior credit facilities immediately prior to the consummation of the merger.

The consummation of the pending STATS merger will constitute a “change of control” for the purposes of the indenture governing our $165 million aggregate principal amount of 12 3/4% senior subordinated notes due in 2009. Upon a change of control, these noteholders have the right to require our subsidiary ChipPAC International Company Limited to repurchase all or a part of the notes for a purchase price in cash of 101% of the principal amount plus any accrued and unpaid interest. While the 12 3/4% notes do not trade on a national securities exchange, we understand that recent trading of these notes have been at prices well in excess of 101% of principal amount plus accrued and unpaid interest. Accordingly, we have no current expectation that any holder of 12 3/4% notes will choose to exercise such repurchase or “put” right. We can give no assurance that the 12 3/4% notes will continue to trade at prices well in excess of 101% of principal amount plus accrued and unpaid interest. If trading prices were to fall below this amount, we would expect that some or all of the holders of the 12 3/4% notes would chose to exercise such repurchase or “put” right. In such case, the board and management of the combined STATS-ChipPAC entity would need to determine what additional financing or other arrangements would need to be made to finance such repurchase or “put”.

Off-Balance Sheet Arrangements

Other than the covenants on the debt as discussed above and the tax guarantee to the South Korean Tax Authorities as discussed below, we have no performance guarantees. We also have no investment in any unconsolidated entities. Our off-balance sheet commitments are limited to operating leases, royalty/license agreements, and contingent payments to Cirrus Logic, Inc. regarding the purchase of test assets. Our total off-balance sheet obligations are approximately $56.6 million as of June 30, 2004.

Our total commitments on our loans, capital lease, operating leases, and other agreements as of June 30, 2004, were as follows (in thousands):

	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
On balance sheet commitments:
Senior subordinated notes	$165,000	$—	$—	$—	$165,000
Convertible subordinated notes	200,000	—	—	150,000	50,000
Line of credit	8,709	8,709	—	—	—
Capital lease obligations	7,420	2,437	4,983	—	—

Total on balance sheet commitments	381,129	11,146	4,983	150,000	215,000

Off balance sheet commitments:
Operating leases	52,572	7,485	13,949	12,697	18,441
Royalty/licensing agreements	1,045	371	604	70	—
Contingent payments to Cirrus	3,000	1,000	2,000	—	—

Total off balance sheet commitments	56,617	8,856	16,553	12,767	18,441

Total commitments	$437,746	$20,002	$21,536	$162,767	$233,441

During the quarter ended June 30, 2002, an assessment of approximately 16.0 billion South Korean Won (approximately $13.9 million U.S. Dollars at June 30, 2004) was made by the South Korean National Tax Service, or NTS, relating to withholding tax not collected on the interest income on the loan between our subsidiaries in South Korea and Hungary for the period from 1999 to September 2001. The prevailing tax treaty does not require withholding on the transactions in question. We have appealed the assessment through the NTS’s Mutual Agreement Procedure, or MAP, and believe that the assessment will be overturned. On July 18, 2002, the Icheon tax office of the NTS approved a suspension of the proposed assessment until resolution of the disputed assessment. The NTS required a corporate guarantee amounting to the tax assessment in exchange for the suspension. We have complied with the guarantee request on July 10, 2002. A further assessment of 2.7 billion South Korean Won (approximately $2.3 million U.S. Dollars at June 30, 2004) was made on January 9, 2004 for the interest income from October 2001 to May 2002. We have applied for the MAP and obtained an approval for a suspension of the proposed assessment by providing a corporate guarantee amounting to the additional taxes. We do not believe that the outcome of the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows. As of June 30, 2004, no accrual has been made.

If our proposed merger with STATS is terminated under certain circumstances, we may be required to pay STATS a termination fee of $40 million.

For the six month period ended June 30, 2004, cash provided by operations was $42.6 million as compared to $22.8 million for the same period in 2003. Cash provided and used by operations is calculated by adjusting our net income (loss) by non-cash related items such as depreciation and amortization, debt issuance cost amortization, gains from sale of assets, foreign currency loss and by changes in assets and liabilities. During the six month period ended June 30, 2004, non-cash related items included $41.0 million related to depreciation and amortization, $1.3 million from debt issuance costs, $0.4 million from gain on sale of assets and $0.4 million from foreign currency loss. Working capital uses of cash included increases in accounts receivable, inventories and other assets. Working capital sources of cash were primarily a result of a decrease in prepaid assets and increases in accounts payable and accrued liabilities.

For the six month period ended June 30, 2004, cash used in investing activities was $58.9 million versus $97.9 million for the same period in 2003. The primary usage of cash in investing activities were related to the acquisition of property and equipment of $91.9 million during the six months ended June 30, 2004 and $44.8 million during the six months ended June 30, 2003. The increase in capital expenditure is directly related to our increase in revenue and forecasted demand from customers.

For the six month period ended June 30, 2004, cash provided by financing activities was $13.7 million as compared to $94.7 million for the same period in 2003. During the six months ended June 30, 2004, $29.1 million was borrowed and repaid on the revolving loan under our senior credit facilities. In addition, $8.7 million was borrowed by our South Korean subsidiary against their line of credit with a local banking facility. During the six months ended June 30, 2004, $5.1 million was provided by the issuance of new common stock through the employee stock option plans.

We believe that our existing cash balances, cash flows from operations and available borrowings under our existing senior credit facilities of $50.0 million will provide sufficient cash resources to meet our projected operating and other cash requirements for the next twelve months. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of our senior credit facilities and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003. Our exposure to market risks has not changed materially since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2004, in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2002, Seagate Technology L.L.C. filed suit against Atmel Corporation and Atmel SARL in Santa Clara County Superior Court. Seagate alleges that Atmel supplied defective semiconductor chips, and that Atmel had its chips outsourced and packaged by us, and Amkor Technology, Inc. On November 19, 2003, Atmel filed a First Amended Cross-Complaint against us, Amkor and Sumitomo Bakelite, Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound for implied indemnity. ChipPAC entered an appearance in this matter in January 2004, and in April 2004 filed an amended cross-complaint against Sumitomo Bakelite, Ltd. We are currently being defended by insurance counsel, subject to the complete reservation of rights by the insurance company. We believe the claims against us for indemnification are without merit and will vigorously defend the litigation. However, the litigation process is inherently uncertain and there can be no assurance that the outcome of these claims will be favorable for us.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 10, 2004, among ST Assembly Test Services Ltd, Camelot Merger, Inc. and ChipPAC, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed February 20, 2004).

3.1	Amended and Restated Certificate of Incorporation of ChipPAC, Inc.**

3.2	Amended and Restated By-Laws of ChipPAC, Inc.**

4.1	Specimen certificate for ChipPAC, Inc. Common Stock.**

10.1	Credit Agreement, dated as of August 5, 1999, as amended and restated as of June 30, 2000, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent.*

10.2	Guaranty, dated as of August 5, 1999, by and among ChipPAC, Inc. and certain subsidiaries of ChipPAC, Inc., in favor of Credit Suisse First Boston (incorporated by reference to Exhibit 4.5 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.3	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 13, 2001, by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent, Sole Lead Manager and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002 (No. 000-31173)).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001 (No. 000-31173)).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, as amended, dated as of December 31, 2001 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (No. 000-31173)).

10.6	Amendment No. 4 to Amended and Restated Credit Agreement, as amended, dated as of May 17, 2002 by and among ChipPAC International Company Limited, ChipPAC, Inc, the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.7	Amendment No. 5 to Amended and Restated Credit Agreement, as amended, dated as of May 19,2003 by and among ChipPAC International Company Limited, ChipPAC, Inc., the Lenders listed therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.8	Subsidiary Guaranty Agreement, dated as of August 5, 1999, by and among ChipPAC Korea Company Ltd., ChipPAC Limited, ChipPAC (Barbados) Ltd., ChipPAC Luxembourg S.a.R.L., ChipPAC Liquidity Management Hungary Limited Liability Company and ChipPAC International Company Limited, in favor of Firstar Bank of Minnesota, N.A.*

10.8.1	Subsidiary Guaranty Agreement, dated as of October 12, 2001, by ChipPAC Malaysia Sdn. Bhd, in favor of U.S. Bank, N.A.(incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-3 (Registration No. 333-69704)).

10.9	Amended and Restated Registration Agreement, dated as of August 5, 1999, by and among ChipPAC, Inc. the Hyundai Group (as defined therein), the Bain Group (as defined therein), the SXI Group (as defined therein), Intel Corporation, ChipPAC Equity Investors LLC, and Sankaty High Yield Asset Partners, L.P.*

10.9.1	Amendment No. 1 to Amended and Restated Registration Agreement, dated as of June 30, 2000, by and among ChipPAC, Inc., Sapphire Worldwide Investments, Inc., the Bain Stockholders (as defined therein) and SXI Group LLC.**

10.9.2	Form of Amendment No. 2 to Amended and Restated Registration Agreement, dated as of July 13, 2000, by and among ChipPAC, Inc., Qualcomm Incorporated, SXI Group LLC and the Bain Shareholders (as defined therein).**

10.9.3	Form of Amendment No. 3 to Amended and Restated Registration Agreement, dated as of August 2, 2000, by and among ChipPAC, Inc., Bain Capital, Inc., SXI Group LLC and the Bain Shareholders (as defined therein).**

10.10	Transition Services Agreement, dated as of August 5, 1999, by and among Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, ChipPAC, Inc., ChipPAC Korea Company Ltd., Hyundai Electronics Company (Shanghai) Ltd., ChipPAC Assembly and Test (Shanghai) Company Ltd., ChipPAC Barbados Limited and ChipPAC Limited.*

10.11	Lease Agreement, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11.1	Amendment Agreement, dated September 30, 1998, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.11.2	Amendment Agreement 2, dated September 30, 1999, to Lease Agreement, dated June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.12	Agreement Concerning Supply of Utilities, Use of Welfare Facilities and Management Services for Real Estate, dated as of June 30, 1998, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Korea Ltd.*

10.13	Service Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries Co., Ltd. and ChipPAC Limited.+*

10.14	Sublease Agreement, dated as of May 1, 1998, by and between Hyundai Electronics America and ChipPAC, Inc.*

10.15	Employment letter agreement, dated as of January 10, 2003 between ChipPAC, Inc. and Robert Krakauer. (Incorporated by Reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002)

10.16	Employment letter agreement, dated as of January 13, 2003 between ChipPAC, Inc. and Patricia McCall. (Incorporated by Reference to the Company’s Annual Report on Form 10-K for the period December 31, 2002)

10.17	Employment Agreement, dated as of October 1, 1999, between ChipPAC, Inc. and Dennis McKenna.*

10.18	ChipPAC, Inc. 1999 Stock Purchase and Option Plan.*

10.19	ChipPAC, Inc. 2000 Equity Incentive Plan.**

10.20	ChipPAC, Inc. 2000 Employee Stock Purchase Plan.**

10.21	Form of Key Employee Purchased Stock Agreement.*

10.21.1	Form of Key Employee Purchased Stock Agreement (with Loan).*

10.22	Form of Employee Restricted Stock Agreement.*

10.23	Form of Directors Tranche I Stock Option Agreement.*

10.24	Form of Employees Tranche I Stock Option Agreement.*

10.25	Form of Tranche II Stock Option Agreement.*

10.26	Indenture, dated as of July 29, 1999, by and among ChipPAC International Limited, ChipPAC Merger Corp. and Firstar Bank of Minnesota, N.A., as trustee.*

10.27	First Supplemental Indenture, dated as of August 5, 1999, by and among ChipPAC International Company Limited, ChipPAC, Inc. and Firstar Bank of Minnesota, N.A., as trustee.*

10.28	12.75% Senior Subordinated Notes Due 2009.*

10.29	Form of Series B 12.75% Senior Subordinated Notes Due 2009.*

10.30	Intellectual Property Rights Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.31	Supply Agreement, entered into as of June 30, 2000, by and between Intersil Corporation and ChipPAC Limited.**

10.32	Employment letter agreement, dated as of November 15, 1999 between ChipPAC, Inc. and Robert Krakauer (incorporated by reference to the Company’s annual report on Form 10-K for the period December 31, 2000).

10.33	Separation Agreement, dated February 9, 2004, between ChipPAC, Inc., ST Assembly Test, Ltd and Dennis McKenna (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003).

10.34	Employment letter agreement, dated as of October 9, 2000 between ChipPAC, Inc. and Patricia McCall (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

10.35	Indenture, dated as of June 15, 2001, by and between ChipPAC, Inc. and Firstar Bank, N.A. as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.36	Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC International Company Limited and Citicorp Capital Investors Limited (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.37	Registration Rights Agreement, dated June 22, 2001, by and between ChipPAC, Inc. and Citicorp Mezzanine III, L.P. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.38	Patent and Technology License Agreement, dated as of August 5, 1999, by and between Hyundai Electronics Industries, Co., Ltd. and ChipPAC Limited (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001). +

10.39	Registration Rights Agreement, dated March 28, 2003, by and between ChipPAC Inc. and Lehman Brothers Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.40	Indenture, dated as of May 28, 2003, by and between ChipPAC, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003).

10.41	ChipPAC, Inc. Employee Retention and Severance Plan (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003).

10.42	Retention agreement dated March 22, 2004 between ChipPAC, Inc, ST Assembly Test, Ltd, and Robert Krakauer (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2004).

10.43	Promotion Letter Agreement to Acting Chief Financial Officer, dated March 30, 2004, by and between ChipPAC, Inc. and Michael G. Potter (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2004).

10.44	Retention agreement dated May 11, 2004 between ChipPAC, Inc, ST Assembly Test, Ltd, and Patricia McCall.

21.1	Subsidiaries of ChipPAC, Inc., ChipPAC International Company Limited, ChipPAC (Barbados) Ltd., ChipPAC Limited, ChipPAC Liquidity Management Limited Liability Company, ChipPAC Luxembourg S.a.R.L. and ChipPAC Korea Company Ltd. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended on June 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003).

*	Incorporated by reference to the Company’s Form S-4 (No. 333-91641).
**	Incorporated by reference to the Company’s Form S-1 (No. 333-39428).
+	Confidential treatment has been granted as to certain portions of these exhibits, which are incorporated by reference.

(b) Reports on Form 8-K.

On April 29, 2004, we filed a Current Report on Form 8-K, item 12, to the SEC, reporting our earnings and including the Company’s press release announcing financial results for the quarter ended March 31, 2004.

On June 4, 2004, we filed a Current Report on Form 8-K, items 5, announcing a record date of June 4, 2004 for our special meeting of shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of July 30, 2004.

CHIPPAC, INC. (Registrant)

/s/ Michael G. Potter
MICHAEL G. POTTER Vice President and Acting Chief Financial Officer